Form 10-Q
period 1995-03-31
PSICOR INC
filed 1995-05-11
CIK 792853

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


      [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:  March 31, 1995        Commission File Number:  0-15340



                                 PSICOR, Inc.
            (Exact name of registrant as specified in its charter)



         Pennsylvania                                25-1228645
(State or other jurisdiction of                   (IRS Employer ID#)
incorporation or organization)


                16818 Via del Campo Court, San Diego, CA 92127
         (Address of principal executive offices, including zip code)


                                 619-485-5599
             (Registrant's telephone number, including area code)


                                      N/A
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for 90 days:   Yes  [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date:   Common stock, no par value:
4,323,412 shares outstanding as of March 31, 1995.

                        PART I.  FINANCIAL INFORMATION

                                 PSICOR, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                               For the Three Months      For the Six Months
                                  Ended March  31        Ended March  31
                               1995            1994      1995          1994
                                   (Unaudited)              (Unaudited)


Revenue                     $24,370,000  $19,718,000  $48,237,000  $39,329,000
Cost of Sales and Services   19,768,000   15,694,000   38,902,000   31,214,000
                             ----------   ----------   ----------   ---------
Gross Profit                  4,602,000    4,024,000    9,335,000    8,115,000
General and Administrative    3,016,000    2,427,000    5,742,000    4,637,000
                              ---------    ---------    ---------    ---------
Operating Profit              1,586,000    1,597,000    3,593,000    3,478,000
Interest Expense                 26,000        ---         42,000       ---
Other Income, net                57,000       76,000      136,000      121,000
                              ---------    ---------    ---------    ---------
Income Before Taxes           1,617,000    1,673,000    3,687,000    3,599,000
Provision for Income Taxes      690,000      625,000    1,547,000    1,449,000
                              ---------    ---------   ----------    ---------
Net Income                  $   927,000  $ 1,048,000  $ 2,140,000  $ 2,150,000
                                =======    =========    =========    =========
Earnings Per Share          $      0.21  $      0.24  $      0.49  $      0.49
                                =======      =======      =======      =======
Number of Shares Used
  in Computation              4,442,000    4,404,000    4,410,000    4,401,000

                                 PSICOR, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                March 31, 1995       September 30, 1994
ASSETS                            (unaudited)

Current Assets:
  Cash and equivalents           $  371,000            $  1,473,000
  Accounts receivable            15,129,000              11,973,000
  Inventories                    13,013,000              11,246,000
  Prepaid expenses and other      1,726,000               1,601,000
  Deferred income taxes             637,000                 637,000
                                 ----------              ----------
  Total Current Assets           30,876,000              26,930,000

  Land, Building and Equipment -
    net                          12,657,000              13,910,000
  Intangibles and other           8,679,000               9,174,000
                                 ----------              ----------
  Total Assets                  $52,212,000             $50,014,000
                                 ==========              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
   Accounts payable             $ 7,160,000            $  6,563,000
   Salaries and other compen-
     sation payable               1,908,000               1,258,000
   Employee benefit plans
     payable                         ---                    750,000
   Other accrued liabilities      1,631,000               2,198,000
   Current portion of long-term
     liabilities                    212,000                 262,000
                                  ---------               ---------
   Total Current Liabilities     10,911,000              11,031,000
                                 ----------              ----------
  Long-Term Liabilities:
   Long-Term Debt                   194,000                  ---
   Other Long-Term Liabilities      705,000                 818,000
                                    -------                 -------
  Total Long-Term Liabilities       899,000                 818,000
                                    -------                 -------
  Commitments and Contingencies
  Shareholders' Equity:
    Common stock--no par value;
    authorized 10,000,000 shares;
    issued and outstanding
    4,323,000 shares at March 31,
    1995 and 4,310,000 shares at
    September 30, 1994           11,185,000              11,088,000
    Retained earnings            29,217,000              27,077,000
                                 ----------              ----------
  Total Shareholders' Equity     40,402,000              38,165,000
                                 ----------              ----------
Total Liabilities and Share-
    holders' Equity             $52,212,000             $50,014,000
                                 ==========              ==========

                                 PSICOR, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 For the Three Months      For the Six Months
                                   Ended March 31,          Ended March 31,
                                 1995        1994         1995         1994

                                     (Unaudited)               (Unaudited)

Cash Flows from Operating
  Activities:
Net income                     $927,000   $1,048,000  $2,140,000  $2,150,000
                                -------    ---------   ---------   ---------
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Depreciation and amorti-
    zation                    1,382,000    1,287,000   2,775,000   2,630,000
   Deferred income tax benefit   ---          (3,000)      ---        (3,000)
   Gain on sale of property
     and equipment              (22,000)     (18,000)    (55,000)    (11,000)
   Increase (decrease) from
     changes in:
   Accounts receivable       (1,628,000)      40,000  (3,305,000)   (498,000)
   Inventories               (1,229,000)    (470,000  (1,767,000) (1,079,000)
   Prepaid expenses and other  (843,000)    (489,000)   (125,000)   (249,000)
   Accounts payable             660,000    1,342,000     597,000   1,495,000
   Salaries and other
     compensation payable       728,000      651,000     650,000    (845,000)
   Employee benefit plans
     payable, net              (250,000)     153,000    (750,000)   (600,000)
   Other accrued liabilities   (744,000)  (1,458,000)   (404,000)   (861,000)
                             -----------  ----------- -----------  ----------
Total adjustments            (1,946,000)   1,035,000  (2,384,000)    (21,000)
                             -----------  ----------- -----------  ----------

                                 PSICOR, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)


Net cash provided (used) by
 operating activities        (1,019,000)   2,083,000    (244,000)  2,129,000
                             -----------  ----------- -----------  ----------
Cash Flows from Investing
 Activities:
Purchase of property and
 equipment                     (602,000)  (1,578,000) (1,327,000) (3,696,000)
Proceeds from sales
 of property and equipment       38,000       25,000     139,000      33,000
(Increase) decrease in
 intangibles and other, net     413,000      (60,000)    202,000    (151,000)
                                -------    ----------  ----------  ----------
Net cash used in investing
 activities                    (151,000)  (1,613,000)   (986,000) (3,814,000)
                               ---------  -----------   --------- -----------
Cash Flows from Financing
 Activities:
Proceeds from issuance of
 common stock                    92,000       21,000      97,000     174,000
Payments for treasury stock       ---        (69,000)       ---     (314,000)
Borrowings of long-term debt  1,754,000         ---    1,754,000       ---
Payments of long-term debt   (1,560,000)        ---   (1,560,000)      ---
Reduction of other long-term
 liabilities                   (130,000)     (43,000)   (163,000)    (88,000)
                             -----------     --------  ----------   ---------
Net cash provided (used) by
 financing activities           156,000      (91,000)    128,000    (228,000)
                             -----------     --------  ----------   ---------
Net increase (decrease) in
 cash                        (1,014,000)     379,000  (1,102,000) (1,913,000)
Cash and equivalents at
 beginning of period          1,385,000    4,008,000   1,473,000   6,300,000
                             ----------    ---------   ---------   ---------
Cash and equivalents at
 end of period               $  371,000   $4,387,000   $ 371,000  $4,387,000
                             ==========    =========   =========   =========

                                 PSICOR, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1995

(1) The condensed consolidated financial statements include the accounts of PSICOR, Inc. and its subsidiaries (the "Company") and have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in connection with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1994.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position at March 31, 1995 and September 30, 1994, and the results of operations and cash flows for the three months and six months ended March 31, 1995 and 1994.

(2) The Company paid interest of $26,000 and $42,000 for the three and six months ended March 31, 1995. Interest was not paid for the periods ended March 31, 1994. The Company paid income taxes of $1,712,000 and $1,864,000 for the three months and six months ended March 31, 1995 compared to $1,655,000 and $1,658,000 for the three and six months ended March 31, 1994.

(3) Earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the number of shares issuable upon assumed exercise of stock options, after the assumed repurchase of shares with the related proceeds.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      The Company's revenues for the three-month and six-month periods ended March 31, 1995 increased 23.6% and 22.6%, respectively, as compared with revenues earned during the same periods in 1994. This revenue growth is primarily attributable to the acquisition in August 1994 of Meditech Diagnostic Systems, Inc. (now called PSICOR Office Laboratories, Inc.), a laboratory services company. The Company's perfusion revenues for the three-month and six-month periods ended March 31, 1995 increased 7.0% and 5.6%, respectively. This revenue growth is attributable to an increase in the number of client hospitals served, primarily as a result of the acquisition of three perfusion companies over the past year and an increase in the number of open-heart procedures being performed in existing client hospitals. In addition, due to the current environment in the health care industry, which has resulted from the uncertain status and content of health care legislation, and the impact of continuing pressures at the Company's client hospitals to control health care costs, the fees the Company is able to charge for professional services have remained relatively flat overall and have declined in selective accounts.

      The Company's cost of sales and services increased 26.0% and 24.6%, respectively, for the three-month and six-month periods ended March 31, 1995, primarily as a function of the additional costs associated with the increase in revenue. The major components of the cost of sales and services are clinical employee salaries and the cost of disposable supplies. The Company's gross profit, as a percentage of revenue, decreased from 20.4% to 18.9%, and from 20.6% to 19.4%, respectively, for the three-month and six-month periods ended March 31, 1995, as compared to the same periods in 1994. This decrease is due to pricing pressures and the lack of significant caseload increases that would result in greater clinical staff efficiency and utilization, as well as additional expenses associated with the consolidation of physician office laboratory systems and warehousing functions. The Company continues to evaluate means to reduce costs associated with PSICOR Office Laboratories.

      General and administrative expenses increased by 24.3% and 23.8%, respectively, for the three-month and six-month periods ended March 31, 1995 as compared with the same periods in the previous year, all of which is attributable to the added costs related to the PSICOR Office Laboratories acquisition. As a percentage of revenue, consolidated general and administrative expenses increased by 0.1% of total revenues for the three-month and six-month periods ending March 31, 1995 as compared to the same periods in the previous year. General and administrative expenses attributed to PSICOR Office Laboratories were approximately 13% of the laboratories' revenues for the six months ended March 31, 1995.

      Other income for the three-month and six-month periods ended March 31, 1995 consisted primarily of the gain on the sale of corporate assets. Interest expense of $26,000 and $42,000, respectively, resulted from borrowings during the three-month and six-month periods ended March 31, 1995, which were used in connection with the acquisition of and the further investment in the growth of PSICOR Office Laboratories.

      Despite the increase in revenues earned during the three-month and six-month periods ended March 31, 1995 over those in the same periods of the previous year, because of the foregoing factors, net income declined as a percentage of revenue from 5.3% to 3.8% and 5.5% to 4.4%, respectively. In addition, PSICOR Office Laboratories experienced a small operating loss for the three months ended March 31, 1995. While the Company expects increased revenues from the PSICOR Office Laboratories segment and will make continued efforts to reduce costs and expenses, there can be no assurances that the Company's consolidated net income will return to historical levels.

LIQUIDITY AND CAPITAL RESOURCES

      Internally generated funds and bank borrowings have been the primary sources used to fund the Company's needs for working capital and capital expenditures.

      The ongoing investment in the operations of PSICOR Office Laboratories will be funded primarily by internally generated cash balances and limited bank borrowings.

      The Company believes that funds generated through operations and borrowings available under its remaining credit facilities will be adequate to meet the Company's foreseeable capital requirements and future acquisition opportunities.

      The Company has a $1,594,000 equity investment in Clarus, Inc., a medical device development company. The Company's chief executive officer and another director of the Company serve as members of Clarus' board of directors. In March 1995, the Company made an additional equity investment of $35,000 in Clarus, with future investment commitments of approximately $70,000 to be made by the end of the fiscal year. The preferred stock investment in Clarus is carried at cost and is included in intangibles and other assets on the accompanying balance sheets. While the Company expects that Clarus, Inc. will continue as a going concern, there can be no assurances that this will be the case and Clarus has experienced recent liquidity and capital resource difficulties.


                          PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

      (a) The Company held its Annual Meeting of Shareholders on Monday, February 6, 1995, at which there was one matter for consideration, the Election of Four Directors. Each of the nominees for director at the meeting was an incumbent. The following table sets forth the number of shares voted for and withheld with respect to each nominee. All nominees were elected.

Nominee               Votes For            Votes Withheld

Michael W. Dunaway    3,110,385                1,624
Trudy V. Dunaway      3,110,385                1,624
Laverne W. Rees       3,110,385                1,624
Whitney A. McFarlin   3,110,385                1,624

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibit 27 Financial Data Schedule (EDGAR filing only).

     (b) No reports on Form 8-K were filed by the registrant, and none were required to be filed during the quarter for which this report is filed.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PSICOR, Inc.
                                    (Registrant)

Date: May 5, 1995                  By: /S/ MICHAEL W. DUNAWAY
                                       Michael W. Dunaway
                                        Chairman and Chief Executive Officer


Date: May 5, 1995                And:  /S/ JOHN V. CRACCHIOLO
                                       John V. Cracchiolo
                                        Vice President
                                        Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.                 Description

27                          Financial Data Schedule (EDGAR filing only).