Form 10-Q
period 1995-06-30
PSICOR INC
filed 1995-08-14
CIK 792853

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

      Quarterly Report Under Section 13 or 15(d) of the Securities
                           Exchange Act of 1934

For Quarter Ended:  June 30, 1995    Commission File Number:  015340

                              PSICOR, Inc.
         (Exact name of registrant as specified in its charter)

     Pennsylvania                                       25-1228645
(State or other jurisdiction                       (IRS Employer ID#)
of incorporation or organization)

             16818 Via del Campo Court, San Diego, CA 92127
         (Address of principal executive offices)     (zip code)

                              619/485-5599
          (Registrant's telephone number, including area code)

                                    N/A
          (Former name, former address and former fiscal year,
                      if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for 90 days: X Yes ___ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, no par value, 4,349,532 shares outstanding as of June 30, 1995.

                     PART I.  FINANCIAL INFORMATION

                              PSICOR, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                            For the Three Months        For the Nine Months
                                Ended June 30               Ended June 30
                            1995            1994        1995          1994
                                  (Unaudited)               (Unaudited)

Revenue                 $24,262,000   $20,459,000  $72,499,000   $59,788,000

Cost of Sales and
   Services              20,784,000    16,564,000   59,686,000    47,778,000
                         ----------    ----------   ----------    ----------
Gross Profit              3,478,000     3,895,000   12,813,000    12,010,000
General and Admini-
   strative               2,721,000     2,277,000    8,463,000     6,914,000
                         ----------     ---------   ----------    ----------
Operating Profit            757,000     1,618,000    4,350,000    5,096,000
Interest Expense              6,000         ---         48,000        ---
Other Income, net            63,000       204,000      199,000      325,000
                         ----------     ---------   ----------   ----------
Income Before Taxes         814,000     1,822,000    4,501,000    5,421,000
Provision for Income Taxes  335,000       778,000    1,882,000    2,227,000
                           --------     ---------    ---------    ---------
Net Income                $ 479,000   $ 1,044,000  $ 2,619,000  $ 3,194,000
                           ========     =========    =========    =========

Earnings Per Share         $   0.11       $  0.24      $  0.59      $  0.73
                            =======       =======      =======      =======
Number of Shares
   Used in Computation    4,437,000     4,367,000    4,419,000    4,390,000

                              PSICOR, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                 ASSETS

                                     June 30,           September 30,
                                       1995                 1994
                                    (Unaudited)

Current Assets:
  Cash and equivalents              $  545,000          $ 1,473,000
  Accounts receivable               15,918,000           11,973,000
  Inventories                       13,281,000           11,246,000
  Prepaid expenses and other         1,828,000            1,601,000
  Deferred income taxes                637,000              637,000
                                    ----------           ----------
  Total Current Assets              32,209,000           26,930,000

Land, Building and Equipment - net  12,296,000           13,910,000
Intangibles and other                8,641,000            9,173,000
                                     ---------           ----------
Total Assets                      $ 53,146,000         $ 50,013,000


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                $ 7,832,000          $  6,563,000
  Salaries and other compensation
    payable                         1,625,000             1,258,000
  Employee benefit plans payable      ---                   750,000
  Other accrued liabilities         1,737,000             2,198,000
  Current portion of long-term
    liabilities                       212,000               262,000
                                  -----------           -----------
  Total Current Liabilities        11,406,000            11,031,000
                                  -----------           -----------
  Long-term Liabilities               642,000               818,000
                                  -----------           -----------
Commitments and Contingencies
Shareholders' Equity:
  Common stock--no par value;
    authorized 10,000,000 shares;
    issued and outstanding
    4,350,000 and 4,310,000
    shares at June 30, 1995,
    and September 30, 1994,
    respectively                   11,403,000            11,088,000

Retained earnings                  29,695,000            27,076,000
                                  -----------           -----------
Total Shareholders' Equity         41,098,000            38,164,000
                                  -----------           -----------
Total Liabilities and Share-
  holders' Equity                 $53,146,000           $50,013,000
                                  ===========           ===========

                              PSICOR, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             For the Three Months       For the Nine Months
                                Ended June 30,             Ended June 30,
                               1995       1994           1995        1994
                                 (Unaudited)                (Unaudited)

Cash Flows from Operating
 Activities:
Net income                $  479,000     $1,044,000  $2,619,000  $3,194,000
                          ----------     ----------- ----------- -----------
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
Depreciation and
   amortization            1,359,000      1,337,000   4,134,000   3,967,000
Deferred income tax
   benefit                      ---          ---         ---         (3,000)
Gain on sale of property
   and equipment             (59,000)      (196,000)   (114,000)   (207,000)
Increase (decrease) from
  changes in:
  Accounts receivable       (640,000)      (799,000) (3,945,000) (1,297,000)
  Inventories               (268,000)        (3,000) (2,035,000) (1,082,000)
  Prepaid expenses and
     other                  (102,000)       111,000    (227,000)   (138,000)
  Accounts payable           672,000     (1,208,000)  1,269,000     287,000
  Salaries and other
     compensation payable   (283,000)       420,000     367,000    (425,000)
  Employee benefit plans
     payable, net               ---         207,000    (750,000)   (393,000)
  Other accrued liabilities  (57,000)       251,000    (461,000)   (610,000)
                           ---------      ---------   ---------   ---------
Total adjustments            622,000        120,000  (1,762,000)     99,000
                           ---------      ---------   ---------   ---------
Net cash provided by
  operating activities     1,101,000      1,164,000     857,000   3,293,000
                           ---------      ---------   ---------   ---------
Cash Flows from Investing
 Activities:
Purchase of property and
 equipment                 (888,000)      (424,000) (2,215,000) (4,120,000)
Proceeds from sales of
 property and equipment      87,000        628,000     226,000     661,000
(Increase) decrease in
 intangibles and other, net (10,000)        66,000     191,000     (85,000)
                          ---------      ---------   ---------   ---------
Net cash provided by
 (used in) investing
 activities                (811,000)       270,000  (1,798,000) (3,544,000)
                         ----------      ---------   ---------   ---------
Cash Flows from Financing
 Activities:
Proceeds from issuance of
 common stock               141,000          1,000     239,000     175,000
Payments for treasury stock   ---             ---        ---      (314,000)
Borrowings of long-term debt  ---             ---    1,754,000       ---
Payments of long-term debt (194,000)          ---   (1,754,000)      ---
Reduction of long-term
 liabilities                (63,000)       (37,000)   (226,000)   (125,000)
                         ----------      ---------  ----------   ---------
Net cash provided by (used
 in) financing activities  (116,000)       (36,000)     13,000    (264,000)
                         ----------      ---------    --------   ---------
Net increase (decrease)
 in cash                    174,000      1,398,000    (928,000)   (515,000)
Cash and equivalents at
 beginning of period        371,000      4,387,000   1,473,000   6,300,000
                          ---------      ---------   ---------   ---------
Cash and equivalents at
 end of period           $  545,000     $5,785,000  $  545,000  $5,785,000
                            =======      =========     =======   =========

                              PSICOR, INC.
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 1995


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

   In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments of a normal and recurring nature necessary to present fairly the financial position at June 30, 1995 and September 30, 1994, and the results of operations for the three- month and nine-month periods ended June 30, 1995 and 1994.

(2) In June 1995, the Company renewed its $10,000,000 credit facility with a bank. The renewed credit facility contains essentially the same terms and conditions as the previous credit facility, and, as in the previous credit facility, includes a term loan option.

(3) During the three months ended June 30, 1995 and 1994 the Company paid interest of $6,000 and zero, respectively, and paid income taxes of $767,000 and $522,000, respectively. During the nine months ended June 30, 1995 and 1994 the Company paid interest of $48,000 and zero, respectively, and paid income taxes of $2,631,000 and $2,180,000, respectively.

(4) Earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the number of shares issuable upon assumed exercise of stock options, after the assumed repurchase of shares with the related proceeds.

(5) In July 1995, the Company purchased all of the outstanding common stock of Cardio-Pulmonary Resources, Inc. and Cardio-Pulmonary Supplies, Inc., each a Nevada corporation providing perfusion services and supplies, respectively, to hospitals in the Las Vegas, Nevada area.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      The company's revenues for the three-month and nine-month periods ended June 30, 1995 increased 18.6% and 21.3%, respectively, as compared with revenues during the same periods in 1994. This revenue growth is primarily attributable to the acquisition of Meditech Diagnostic Systems, Inc. (now called PSICOR Office Laboratories), a laboratory services company, in August, 1994. The Company's perfusion revenues for the three-month and nine-month periods ended June 30, 1995 increased 4.5% and 5.2%, respectively. This revenue growth is attributable to an increase in the number of client hospitals served, primarily as a result of the acquisition of three perfusion companies over the past year. In addition, due to the current environment in the health care industry, which has resulted from the uncertain status and content of health care legislation, and the impact of continuing pressures at the Company's client hospitals to control health care costs, the fees the Company is able to charge for professional services have remained relatively flat overall and have declined in selective accounts.

      The Company's cost of sales and services increased 25.5% and 24.9%, respectively, for the three-month and nine-month periods ended June 30, 1995, primarily as a function of the additional costs associated with the increase in revenue. The major components of the cost of sales and services are clinical employee salaries and the cost of disposable supplies. The Company's gross profit, as a percentage of revenue, decreased from 19.0% to 14.3%, and from 20.1% to 17.7%, respectively, for the three-month and nine-month periods ended June 30, 1995, as compared to the same periods in 1994. This decrease is due to losses sustained by the PSICOR Office Laboratories business as well as pricing pressures and the lack of significant caseload increases that would result in greater clinical staff efficiency and utilization in the perfusion business. The physician office laboratory business incurred losses of $292,000, or $.07 per share, in the third quarter. The Company incurred significant initial marketing and sales expenses in connection with this business in order to achieve growth. In addition, the business is recovering from the financial impact of the integration of systems, warehouse and inventory functions.

      General and administrative expenses increased by 19.5% and 22.4%, respectively, for the three-month and nine-month periods ended June 30, 1995 as compared with the same periods in the previous year, the majority of which is attributable to the added costs related to the PSICOR Office
Laboratories acquisition.    As a percentage of revenue, consolidated
general and administrative expenses increased by 0.1% of total revenues as compared to both periods in the previous year. General and administrative expenses attributed to PSICOR Office Laboratories were approximately 13% of the laboratories' revenues for the nine-months ended June 30, 1995.

   Other income for the three-month and nine-month periods ended June
30, 1995 consisted primarily of the gain on the sale of corporate assets. Interest expense of $6,000 and $48,000, respectively, resulted from borrowings during the three-month and nine-month periods ended June 30, 1995, which were used in connection with the acquisition and further investment in the growth of PSICOR Office Laboratories.

   Despite the increase in revenues during the three-month and nine-month periods ended June 30, 1995, as compared to the prior year, net income declined as a percentage of revenue from 5.1% to 2.0% and 5.3% to 3.6%, respectively, due to the foregoing factors. While the Company expects increased revenues from the PSICOR Office Laboratories acquisition and continues its efforts to reduce costs and expenses, there can be no assurances that the Company's net income will return to historical levels.

LIQUIDITY AND CAPITAL RESOURCES

   Internally generated funds and bank borrowings have been the primary source used to fund the Company's needs for working capital and capital expenditures.

   The PSICOR Office Laboratories acquisition and ongoing investments in its operations will be funded primarily by internally generated cash balances and limited bank borrowings.

   The Company believes that funds generated through operations and borrowings available under its remaining credit facilities will be adequate to meet the Company's foreseeable capital requirements and future acquisition opportunities.

   The Company has a $1,665,000 equity investment in Clarus, Inc., a medical device development company of which Clarus' former President and Chief Executive Officer serves on the Company's board of directors, and the Company's Chief Executive Officer serves on Clarus' board of directors. In May, 1995, the Company made a bridge loan to Clarus, Inc. in the amount of $35,000; an additional bridge loan of $35,000 was made in July, 1995. The bridge loans are expected to be converted to additional equity during fiscal 1995. The preferred stock investment in Clarus is carried at cost and is included in intangibles and other assets on the accompanying balance sheets. While the Company expects that Clarus, Inc. will continue as a going concern, there can be no assurances that this will be the case.

SUBSEQUENT EVENT

   In July, 1995, the Company purchased all of the outstanding common stock of Cardio-Pulmonary Resources, Inc. (CPR) and Cardio-Pulmonary Supplies, Inc. (CPS). CPR provides professional contract perfusion services for open-heart surgery, autotransfusion, physiologic monitoring, and related intra-aortic balloon pumping to six hospitals in Las Vegas. CPS provides perfusion supplies to area hospitals under contract. PSICOR has added approximately 1,500 open-heart cases along with an additional 500 related procedures as a result of this acquisition.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

   (a) 10(a) Business Loan Agreement between the registrant and Bank of America National Trust and Savings Association (supersedes Business Loan Agreement filed as Exhibit No. 10(i) with registrant's quarterly report on Form 10Q for the quarter ended June 30, 1993 and amendment No. 1 to Business Loan Agreement with Bank of America National Trust and Savings Association filed as Exhibit No. 10 with registrant's quarterly report on Form 10Q for the quarter ended June 30, 1994).

   (b) No reports on Form 8-K were filed by the registrant, and none were required to be filed during the quarter for which this report is filed.






                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PSICOR, Inc.
                                  (Registrant)


                                  /S/ MICHAEL W. DUNAWAY
                                  Michael W. Dunaway
                                  Chairman and Chief Executive
                                  Officer

                                  /S/ MICHAEL D. KEBELY
                                  Michael D. Kebely
                                  Chief Financial Officer

August 14, 1995


                              EXHIBIT INDEX


Exhibit No.        Description

   10(a) Business Loan Agreement, between the registrant and Bank of America National Trust and Savings Association (supersedes Business Loan Agreement filed as Exhibit No. 10(i) with the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, as amended)

   27              Financial Data Schedule (EDGAR filing only)