Form 10-K
period 1995-09-30
PSICOR INC
filed 1995-12-29
CIK 792853

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1995       Commission File No. 0-15340

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 For the transition period from ____________________ to _______________________

                                  PSICOR, INC.
             (Exact name of registrant as specified in its charter)

              Pennsylvania                                                           25-1228645
       (State or other jurisdiction                                               (I.R.S. Employer
     of incorporation or organization)                                            Identification No.)

        16818 Via Del Campo Court
          San Diego, California                                                         92127
(Address of principal executive offices)                                              (Zip Code)

       Registrant's telephone number, including area code: (619) 485-5599

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X   No
                                      ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   [ ]

         The aggregate market value of the registrant's outstanding voting stock held by nonaffiliates of the registrant (i.e., persons other than executive officers and directors of the registrant) as of November 1, 1995, computed by reference to the last sale price for such stock on that date as reported on the NASDAQ National Market System, was $30,603,379.

         At November 1, 1995, there were outstanding 4,354,942 shares of the registrant's common stock, no par value.

ITEM 1.  BUSINESS.


GENERAL

         BACKGROUND. The Company was incorporated in the State of Pennsylvania on May 3, 1972. The Company's operations are grouped into two industry segments - cardiovascular and clinical technology services; and medical laboratory products and services. The Company's cardiovascular and clinical technology services operations constitute the Company's principal business segment, through which the Company supplies perfusionists, clinical technicians, equipment and disposable supplies to hospitals performing open-heart surgical procedures. The Company's clinical staff of 392 perfusionists and technicians provide cardiac surgery services for 147 hospitals in which open-heart surgery is performed. The Company also provides mechanical assist devices and autotransfusion services to many of its open-heart client hospitals and to another 271 hospitals for which the Company does not provide cardiac surgery services. Perfusionists are skilled technicians who set up, prime and operate the heart-lung machine used in an increasing variety of surgical and other medical situations. Mechanical assist devices reduce the heart's workload and are used in treating patients suffering from various types of heart failure. Autotransfusion is a procedure used during surgery to eliminate or minimize the use of donor blood from blood banks, and the provision of related equipment.

         PSICOR Office Laboratories, Inc., formerly Meditech Diagnostic Systems, Inc. ("POL"), a wholly-owned subsidiary of the Company acquired in 1994, constitutes the Company's medical laboratory products and services segment which provides on-site laboratory testing systems to individual physicians and group medical practices. Clinical laboratory tests are used by physicians to diagnose and monitor diseases and other medical conditions.

         RECENT EVENTS. On November 22, 1995, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Baxter Healthcare Corporation ("Parent") and its wholly owned subsidiary, Baxter CVG Services II, Inc. ("Purchaser"), which provides for the merger (the "Merger") of the Purchaser with and into the Company and the conversion of all of the outstanding shares of common stock of the Company, no par value (the "Shares"), into the right to receive cash in the amount of $17.50 per Share. The Merger Agreement also provides for the Purchaser to commence a tender offer (the "Offer") for any and all Shares at a price of $17.50 per Share, net to the seller in cash. The Offer was commenced on November 29, 1995, and is scheduled to expire at midnight, New York City time, on January 3, 1996 (the "Expiration Date"), unless extended by the Purchaser. The Offer is subject to the satisfaction or waiver of the condition that there will be validly tendered prior to the Expiration Date and not withdrawn a number of Shares which, together with the Shares owned by the Purchaser or Parent, represents at least 80% of the Shares outstanding on a fully diluted basis, and to certain other conditions.

         The Merger Agreement provides that promptly upon the later of (i) the purchase of and payment for any Shares (including without limitation all Shares subject to the Tender and Option Agreement, as defined below) by Purchaser or any other subsidiary of Parent pursuant to the Offer or the Tender and Option Agreement and (ii) the expiration or waiver of the Company's right to terminate the Merger Agreement in the event that the Company accepts an Acceptable Offer (as defined in the Merger Agreement) prior to the later of (x) the purchase of Shares pursuant to the Offer or Tender and Option Agreement or (y) January 3, 1996, Parent will be entitled to designate such number of directors, rounded up to the next whole number, on the Company's board of directors (the "Board") as is equal to the product of the total number of directors then serving on the Board (which, immediately prior to such calculation, may not consist of more than four directors) multiplied by the ratio of the aggregate number of Shares beneficially owned by Parent, Purchaser and any of their affiliates to the total number of Shares then outstanding. The Company must, upon request of Purchaser, take all action necessary to cause Parent's designees to be elected or appointed to the Board, including without limitation increasing the size of the Board or, at the Company's election, securing the resignations of such number of its incumbent directors as is necessary to enable Parent's designees to be so elected or appointed to the Board, and must cause Parent's designees to be so elected or appointed. At such time, the Company will also cause persons designated by Parent to constitute the same percentage (rounded up to the next whole number) as is on the Board of (i) each committee of the Board,
(ii) each board of directors (or similar body) of each subsidiary of the Company and (iii) each committee (or similar body) of each such board. In addition, Parent and Purchaser have agreed that, until the Effective Time (as defined in the Merger Agreement), neither they nor their affiliates will take any action as directors or shareholders of the Company to cause the removal of Laverne W. Rees and Whitney A. McFarlin, independent directors of the Company.

         Concurrently with the execution of the Merger Agreement, Mr. Michael
W. Dunaway, Chairman, Chief Executive Officer and President of the Company, Mrs. Trudy V. Dunaway, the wife of Mr. Dunaway and a Director, Vice President, Secretary and Assistant Treasurer of the Company, and The Dunaway Family Trust, of which Mr. and Mrs. Dunaway are co-settlors and co-trustees (the "Trust" and, together with Mr. and Mrs. Dunaway, the "Selling Shareholders") each, individually and as trustee of the Trust, entered into a Tender and Option Agreement, dated as of November 22, 1995, with Parent and Purchaser (the "Tender and Option Agreement"). The Selling Shareholders collectively own 1,931,426 Shares which are currently subject to the Tender and Option Agreement, approximately 38% of the outstanding Shares calculated on a fully diluted basis or approximately 44% of the outstanding Shares. Pursuant to the Tender and Option Agreement, the Selling Shareholders have agreed, among other things (i) to grant Parent and Purchaser an irrevocable option to buy all such Shares owned of record or beneficially by them from and after the date of the Tender and Option Agreement at $17.50 per Share (the "Option"), and (ii) to validly tender and, in the event such Option is not theretofore exercised, sell all such Shares which are owned of record or beneficially by them prior to the Expiration Date and are subject to the Tender and Option Agreement in the Offer and vote such Shares in favor of the Merger, in each case upon the terms and subject to the conditions set forth in the Tender and Option

Agreement. Pursuant to the Tender and Option Agreement, Parent and Purchaser have the option to acquire from the Selling Shareholders at $17.50 per Share all but not part of their Shares on or after January 3, 1996 until the earlier of (i) the termination of the Merger Agreement by mutual consent of the parties, or by the Company if prior to the purchase of Shares pursuant to the Offer or the Tender and Option Agreement Parent or Purchaser materially breaches any of its representations, warranties or covenants in the Merger Agreement or (ii) May 21, 1996. The obligation of the Selling Shareholders to sell their Shares pursuant to such option is subject to certain conditions specified in the Tender and Option Agreement, including without limitation the conditions that (i) Shares shall have been accepted for payment pursuant to the Offer or the Offer shall have otherwise expired or been terminated in accordance with its terms and (ii) neither Parent nor Purchaser shall have the right to terminate the Merger Agreement, in certain circumstances, if the Offer shall have been terminated or expired prior to any purchase of Shares thereunder.


CARDIOVASCULAR SERVICES

         For surgical procedures requiring the use of a heart-lung machine, the Company provides perfusion services and a variety of equipment and disposable supplies. The Company's technicians may also perform intra-aortic balloon pumping, autotransfusion, extracorporeal membrane oxygenation, monitoring and laboratory testing services as well as providing assistance in connection with ventricular assist devices during open-heart procedures.

         PERFUSIONISTS. The Company assigns perfusionists and perfusion assistants to each of its open-heart hospital clients at the time it is
retained.  The Company   provides two technicians  during most surgical
procedures, rather than the frequent practice in the industry of having only one technician involved. The perfusionist works under the direction, supervision and authority of the attending surgeon. In certain hospitals, the perfusion team may be given responsibilities in addition to operating the heart-lung machine, including operation of the intra-aortic balloon pump and autotransfusion equipment, calibration of the patient monitoring system and blood gas analyzers and performance of certain laboratory tests. As part of its cardiovascular services, the Company also offers open-heart stand-by services for PTCA (percutaneous transluminal coronary angioplasty), a procedure used as an adjunct to open-heart surgery involving the insertion of a balloon into an occluded artery that, when inflated, presses the occluding plaque against the wall of the vessel. In addition, the Company offers preparation and monitoring services with respect to VADs (ventricular assist devices), which address the failure of one or both of the pumping chambers (ventricles) of the heart and can be used as a bridge for heart transplant candidates, ECMO (extracorporeal membrane oxygenation), a procedure usually used on infants who have insufficient development of the lungs to provide oxygen to the blood while the lungs develop or are treated for the insufficiency and CPS (cardiopulmonary support), a procedure which uses a pump and a device to oxygenate the patient's blood, typically used in the catheterization lab to support high risk angioplasty patients during the catheterization procedure. A fixed fee is charged for perfusion, intra-aortic balloon pumping, autotransfusion and other services at the time each surgical procedure is performed, which varies based on the projected caseload of a hospital. Although no minimum guaranteed caseload is required, fees are periodically adjusted based on actual usage. In response to the changing market demands, the Company is also able to offer a variety of pricing arrangements to hospitals to fix or capitate fees.

         EQUIPMENT. In addition to providing a perfusionist and perfusionist assistant, the Company is also able to supply hospital clients with a full line of equipment (manufactured by others) which may include heart-lung machines, intra-aortic balloon pumps and autotransfusion devices. Equipment supplied by the Company is stored at the hospital, but is owned and maintained by the Company. The Company also evaluates, recommends and adds new equipment to prevent obsolescence. Fixed fees are charged for equipment usage at the time each procedure is performed. Fees for each hospital vary based upon the equipment provided and projected usage. As with perfusion services, fees are periodically adjusted and no minimum usage is required.

         DISPOSABLE SUPPLIES. In most of its client hospitals, including its twenty largest accounts, the Company also provides the disposable supplies (manufactured by others) used during surgical procedures, including oxygenators, tubing and other disposable accessories to the heart-lung machine and related equipment. In addition, in several of its client hospitals, the Company provides a full inventory of heart valves.

         The Company offers two alternative arrangements for these supplies. Under the first alternative, the hospital specifies the disposable supplies utilized during each surgical procedure, the Company maintains a record of each hospital's requirements, assembles these disposable supplies into separate kits and consigns them to the hospitals. As kits are used, replacements are in process pursuant to a "just in time" inventory system. The Company is responsible for all costs associated with inventory, including shipping and obsolescence. Eighty-nine of the Company's 147 open-heart hospital clients utilize this alternative for purchasing disposable supplies. Under the second alternative, the Company will sell any item in its disposable supply inventory to its client hospitals in bulk, either individually or assembled into kits. The hospitals carry the supplies provided under the second alternative in their own inventory. Eighteen of the Company's open-heart hospital clients purchase disposable supplies in this manner. The remaining 40 of the Company's open-heart hospital clients do not purchase disposable supplies from the Company.

         The percentage of the Company's consolidated revenues contributed by cardiovascular services was approximately 73.0% for the year ended September 30, 1995, approximately 80.0% for the year ended September 30, 1994, and approximately 82.0% for the year ended September 30, 1993.


CLINICAL TECHNOLOGY SERVICES

         Mechanical assist devices are used in minimally invasive procedures when treating patients suffering from various types of heart failure. The

Company provides personnel to operate and monitor the devices and may provide the equipment and the disposable supplies used during the procedure. The Company offers to hospitals services and related equipment for IABP (intra-aortic balloon pumping), which requires a physician to insert a balloon catheter that expands and contracts to assist blood flow and reduce the workload of the heart. The Company normally charges a set-up fee and an hourly monitoring fee for services and will charge an equipment rental fee and a fee for disposable supplies if either are provided.

         Autotransfusion is a procedure used during surgery to collect, filter, wash and reinfuse the patient's own blood as an alternative to using donor blood from blood banks. An autotransfusion device may be utilized in a variety of surgical procedures, whenever considerable blood loss (two units or more) is expected. Outside of coronary or vascular surgery, the widest use of autotransfusion has been in orthopedic surgery. Autotransfusion reduces the risks of transfusion error and infection associated with outside donor blood. The market for autotransfusion has grown recently due to a shortage of bank blood, increased recognition of the risks of transfusion error, and increased concern with respect to possible infections, such as hepatitis and acquired immune deficiency syndrome (AIDS).

         The Company provides a technician to perform autotransfusion procedures, utilizing either the hospital's equipment or equipment supplied by the Company, and will supply the disposable supplies consumed during the procedures if requested by the hospital. The Company charges a fee per procedure for autotransfusion services, and will charge an equipment fee and a fee for disposable supplies if either are provided.

         The percentage of the Company's consolidated revenues contributed by clinical technology services was approximately 14.0% for the year ended September 30, 1995, approximately 17.0% for the year ended September 30, 1994, and approximately 18.0% for the year ended September 30, 1993.


PHYSICIAN OFFICE LABORATORY SERVICES

         In August 1994, the Company purchased all the outstanding common stock of PSICOR Office Laboratories, Inc., formerly Meditech Diagnostic Systems, Inc. ("POL"). POL provides technical services to physician office laboratories providing on-site clinical diagnostic testing as well as laboratory design, equipment sales and support. Clinical laboratory tests are used by physicians to diagnose, monitor and treat diseases and other medical conditions through the detection of substances in blood or tissue samples and other specimens.

         POL's business strategy emphasizes a Comprehensive Management Program ("CMP") which is a full turn-key diagnostic laboratory owned by the physician and located within the physician's office. Thus, the physician has better control over the testing and quicker response for communicating the lab results and diagnosis to the patient.

         POL also provides consultation in the establishment of the physician office laboratory and assists in the procurement of laboratory equipment and consumables. For the year ended September 30, 1995, 68.6% of POL's revenues have related to its provision of services and supplies to physician office laboratories with equipment sales accounting for the remaining 31.4% of revenues.

         The percentage of the Company's consolidated revenues contributed by physician office laboratory services was approximately 13.0% for the year ended September 30, 1995, and approximately 3.0% for the year ended September 30, 1994.

OPERATIONS

         The Company maintains 24-hour emergency telephone lines at its corporate headquarters, where it monitors the location and activities of the Company's perfusion related personnel. The Company has divided its cardiovascular and clinical technology services operations into 12 geographic areas, each managed by a president responsible for clinical operations and sales efforts within his or her area. The largest geographic area is in the mid-western United States, which contributed approximately 11.9% and 19.2% of the Company's total revenue in the fiscal years ended September 30, 1995 and 1994, respectively.

         The Company purchases its capital equipment and supply inventories from various sources in the United States and is not dependent upon any one or a limited number of suppliers, nor has it experienced any difficulties in obtaining necessary equipment or inventories.

         POL operates in a fashion similar to the cardiovascular and clinical technology services operations. POL operates from San Diego, California and an office in Rahway, New Jersey, monitoring sales of physician office laboratories primarily in the north-eastern United States, with the majority of physician office laboratories located in New York and New Jersey. The results of operations by industry segment for the years ended September 30, 1995 and 1994 appear at Note 5 of the Consolidated Financial Statements of the Company and are incorporated herein by reference.


MARKETING

         The Company began providing perfusion services in 1968 to one hospital and currently serves a diverse group of 147 private, public and government hospitals, whose cardiac procedures number approximately 30,000 per year.

         Intra-aortic balloon pumping services were first offered by the Company separate from its open-heart perfusion services in 1976 and autotransfusion services were first offered separately in 1978. During the fiscal year ended September 30, 1995, the Company performed these ancillary services for many of its open-heart hospital clients and for approximately 271 additional hospitals for which the Company does not provide cardiac surgery services, primarily community hospitals where the experienced personnel and equipment for these services are not otherwise available.

         The Company markets its cardiac surgery services to administrators of hospitals with open-heart surgery programs and to cardiovascular surgeons. Sales contacts are made in a variety of ways, including leads from perfusionists, referrals from hospitals or physicians and direct mail programs. As interest is expressed by a hospital, the Company conducts a preliminary analysis of new or existing program needs, followed by an on-site survey to determine staffing and equipment requirements. The Company markets its cardiac surgery services on the basis of cost savings, quality of service and personnel stability and availability. Significant personnel, equipment and other start-up costs are typically incurred by the Company upon contracting with a new client hospital for cardiac surgery services; however, significant revenue is not immediately recognized. For new client hospitals with new open-heart programs, this is due to a start-up period during which the hospital's caseload gradually increases. For new client hospitals with established programs, this is due to a transition period during which the Company participates in a gradually increasing number of open-heart procedures. The start-up or transition period typically lasts approximately six months.

         The Company markets its mechanical assist device and autotransfusion services primarily to cardiologists and vascular and orthopedic surgeons. The Company provides these services only in geographic areas where it already has a significant number of perfusionists and other technical staff. Within these areas, the Company maintains a local inventory of intra-aortic balloon pumping and autotransfusion equipment and supplies as well as specially equipped vans to respond to direct requests for these services.

         During the fiscal year ended September 30, 1995, fees and charges to three clients accounted for approximately 3.7%, 3.2% and 3.1%, respectively, of the Company's revenue. Twenty unrelated clients accounted for approximately 35% of the Company's revenue in such fiscal year. Management of the Company does not believe that the loss of any of these customers would have a material adverse effect on the Company.

         POL markets its laboratory services to individual physician as well as group primary and specialty medical practices. Marketing efforts emphasize control, reliability and accuracy of diagnostic test results, as well as simplicity and economic feasibility of the laboratory operation.

TRAINING

         The success of the Company's operations is dependent upon its continuing ability to attract and retain qualified perfusionists and other technicians. In an effort to provide a future source of perfusionists, the Company has, from time to time, sponsored programs to train perfusionists and perfusion assistants. The Company believes that there is currently an adequate pool of qualified perfusionists from which it may draw to meet its current needs.

         Due to the stressful nature of their work, there is a high degree of job turnover among perfusionists. In an effort to retain perfusionists, the

Company has developed an incentive program whereby perfusionists are given opportunities to advance within the Company to positions of increasing responsibility and to receive compensation increases and bonuses for the number of procedures performed and for exceptional work or for referring new clients to the Company. The Company also makes available to its employees four vacation properties. The Company believes that its incentive program enhances its ability to attract and retain qualified perfusionists and is an important factor distinguishing the Company from other sources of employment available to perfusionists, such as hospitals and other independent perfusion companies.

         POL hires and trains individuals with two-year and four-year college degrees to become qualified laboratory technicians. Many states and cities have some licensing requirements for laboratory technicians. All of POL's technicians meet applicable qualification and licensing requirements.


EMPLOYEES

         At September 30, 1995, the Company had 657 full-time employees, consisting of 224 practicing perfusionists, 245 technicians and 188 administrative personnel. Of the Company's administrative personnel, 20 are also trained as perfusionists. The Company's employees have no union affiliations, and the Company believes that its relationship with its employees is good.


COMPETITION

         The Company estimates that there are approximately 3,100 perfusionists practicing in the United States, the majority of whom are employed by hospitals, with the balance practicing as sole proprietors or employed by companies offering perfusion services, including the Company. Most hospitals requiring perfusion services provide these services using their own staff and equipment, and thus are the largest source of indirect competition for the Company. The Company competes in regional markets directly with other independent providers of perfusion services and with perfusionists in private practice, that may also provide intra-aortic balloon pumping or autotransfusion services. The Company competes indirectly with manufacturers in supplying equipment and disposable supplies.

         Hospital laboratories and independent laboratory companies constitute the primary indirect competition for the medical laboratory segment of the Company's business. The Company believes that it has no significant regional or national competition that can offer all of the products, service and equipment necessary to install and support diagnostic testing laboratories in physician's offices. The Company also competes indirectly with laboratory equipment manufacturers in supplying equipment and supplies to the laboratories the Company supports.

         The Company believes that the competitive factors in each of its areas of operation are primarily cost, quality, extent of service, and, in addition, for laboratory services, time required to report results.

INSURANCE

         Under the terms of the Company's professional liability program, the Company will self-insure claims of up to $1,250,000 for each loss and up to $2,000,000 in the aggregate for a policy year, with specified amounts in excess of this self-insured amount being covered by the Company's insurance policies. It is the Company's intention to continue existing coverage or to obtain similar or additional coverage when its existing arrangements with its insurance carriers expire; however, there can be no assurance that such coverage will be available on reasonable terms.


DEVELOPMENTS IN HEALTH CARE

         The Company is affected by various legislative and policy changes by those governmental and private agencies that administer Medicare and Medicaid, as well as other third-party payors, and is subject to various actions by certain other federal, state, and local government agencies. During recent years there have been significant changes in the health care delivery system in the United States which could affect the Company. The most important of these changes is the recent and continuing adoption of legislative and regulatory measures designed to reduce and control health care costs.

         The Clinton Administration proposed substantial changes to the national health care delivery, reimbursement and insurance systems. These changes were not enacted and, with the change in composition of the federal legislative bodies, it is not possible to predict what changes, if any, will be implemented and whether they will have an adverse effect on the Company. In addition, wide variations of bills and regulations proposing to regulate, control, or alter the method of financing health care costs are often proposed and introduced in state legislatures and regulatory agencies. Because of the many possible financial effects that could result from enactment of any bills or regulatory actions proposing to regulate the health care industry, it is not possible at this time to predict the effect, if any, such bills or regulatory actions may have on the business of the Company.

         In addition, significant changes have occurred and continue to occur with respect to reimbursement under Medicare. Medicare reimbursement for inpatient acute care is a prospective payment system ("PPS") based on a standardized rate per case. Under PPS, each Medicare discharge is classified into one of several hundred diagnostic-related groups ("DRGs"), and a hospital is reimbursed the prescribed amount for the DRG. With certain exceptions, such payments are not adjusted for actual costs or variations in service or length of stay.

         As a result of changes in the health care reimbursement policies of the federal government and private insurers, providers are finding it necessary to take measures to reduce costs, including those relating to capital expenditures, personnel and inventory costs. Although the Company believes that it will benefit from these changes by providing services at prices which, in many cases, are less than the costs to hospitals of providing such services with their own staff and equipment, there can be no assurance that additional regulatory changes in the health care industry will not have an adverse effect upon the Company.

         The clinical laboratory industry has experienced rapid consolidation. Consolidation will continue due to pricing pressures, over capacity, and cost burdens to meet new regulatory requirements and restrictions for reimbursement for tests referred by physicians to laboratories in which they have a financial interest.

ITEM 2.  PROPERTIES.

         The Company leases approximately 50,000 square feet of office and warehouse space in a building in the Rancho Bernardo Corporate Center, located approximately 25 miles north of downtown San Diego. The term of the Company's lease expires on May 31, 1998. Upon expiration of the original term of the lease, the Company may renew the lease by exercising renewal options totaling eleven years. The Company also leases approximately 10,000 square feet of warehouse space in nearby Poway, California for supplies and inventory. The term of this lease expires in April 1998.

         POL leases approximately 5000 square feet of office and warehouse space located in Rahway, New Jersey. The property is leased from Paul and Gayle Reiss, founder and former President of POL and his spouse. The lease term runs until September 30, 1996.

         Rental expense under the foregoing operating leases for the years ended September 30, 1995, 1994 and 1993, totaled approximately $717,000, $619,000 and $617,000, respectively.

         The Company also owns or leases four vacation properties which are used primarily by the Company's employees for vacations. The Company owns a vacation property in Lake Tahoe, Nevada and a resort condominium in Hilton Head, South Carolina. In October, 1995, the Company renewed the lease on property on Sannibel Island, Florida for one year with a one year renewal option at the end of the term. During fiscal 1995, the Company rented property in Maui, Hawaii on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS.

         From time to time the Company is named in legal actions which management considers to be incidental to the industry in which the Company operates. In the opinion of management, the outcome of these matters will not have a material impact on the financial condition or results of operation of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1995.

                                    PART II



Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         The Company's Shares are traded on The Nasdaq Stock Market's National Market ("NNM") under the symbol "PCOR." The following table sets forth, for the quarters indicated, the high and low sales prices per Share on the NNM as reported in publicly available sources for each of the quarters indicated.

                                                                 Market Prices
                                                             --------------------
                                                             High             Low
                                                             ----            -----
         FISCAL YEAR ENDED SEPTEMBER 30, 1994:
                 First Quarter............................  $12 1/2         $11
                 Second Quarter...........................   11 3/4          10
                 Third Quarter............................   11 1/2           8 1/4
                 Fourth Quarter...........................   10 3/4           8 1/4
         FISCAL YEAR ENDED SEPTEMBER 30, 1995:
                 First Quarter............................   10 3/4           8 3/4
                 Second Quarter...........................   12 7/8           9 3/4
                 Third Quarter............................   12 3/4          10 3/8
                 Fourth Quarter...........................   11 3/4           8 1/2

         On November 1, 1995, the reported closing sales price for the Shares on the NNM was $12.75 per Share. As of such date, the approximate number of record holders of the Shares was 208, as shown on the records of the Company's transfer agent.

         The Company has not paid a dividend on its common stock since the date on which the common stock was first offered to the public. In the Merger Agreement, the Company has agreed that it will not declare, set aside or pay any dividends on or make other distributions in respect of any shares of its capital stock. Notwithstanding the foregoing, under the Merger Agreement the Company may, upon the consummation by the Company of a certain transaction relating to the sale of POL in accordance with the Merger Agreement, declare and pay a dividend in respect of Shares. Moreover, under a certain loan agreement, the Company would be required to obtain the lender's consent prior to paying dividends.

Item 6.  SELECTED FINANCIAL DATA.

         The following selected financial data was derived from the Company's Consolidated Financial Statements, which have been audited by independent public accountants, Arthur Anderson, LLP. The data presented below should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, included elsewhere in this Annual Report on Form 10-K.

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

INCOME STATEMENT DATA

                                                                 Fiscal Year Ended September 30,
                                                ---------------------------------------------------------------------
                                                  1995         1994           1993             1992            1991
                                                ---------------------------------------------------------------------
Revenues:
   Open-heart services                          $85,005        $79,830         $76,918          $73,219          $67,210
   Medical laboratory services1                  12,348          2,236            --              --               --

Gross Profit                                     16,001         16,394          16,581           16,473           13,716

Operating Profit                                  4,691          7,045           7,647            7,347            5,539

Income Before Taxes2                              3,538          7,520           8,115            7,147            5,243

Net Income                                        1,284          4,479           4,532            4,107            3,030

Earnings Per Share3                                $.29          $1.02           $1.02             $.93             $.72

Number of Shares used in Computation              4,428          4,389           4,433            4,421            4,222


BALANCE SHEET DATA

                                                                           At September 30,
                                                ---------------------------------------------------------------------
                                                  1995           1994           1993             1992            1991
                                                ---------------------------------------------------------------------
Working Capital                                 $19,358        $15,899         $17,713          $15,418        $10,920
Total Assets                                     54,844         50,014          43,195           39,023         29,606

Total Long-term Liabilities                       1,036            818           1,002              858           --

Shareholders' Equity                             39,772         38,165          33,441           28,996         23,283

____________________
1Business acquired in August 1994
2Includes a charge of approximately $1.2 million in 1995 for the write-down of an investment.  See Note 9 to Consolidated Financial Statements.
3See "Earnings Per Share" at Note 1 to Consolidated Financial Statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The following table sets forth the components of the Company's Statements of Income as a percentage of revenue and the percentage changes in the dollar amount of such components as compared to the indicated prior period.

                                                              Period to Period Change
                                         Percentage of Revenue     Fiscal     Fiscal
                                       Years Ended September 30,    1994-      1993-
                                      1995     1994      1993       1995       1994
                                     ------   ------    ------     -----      ------
Revenues                            100.0%     100.0%   100.0%      18.6%       6.7%
Cost of Sales and Services           83.6%      80.0%    78.4%      23.9%       8.8%
Gross Profit                         16.4%      20.0%    21.6%      (2.4%)     (1.1%)
General and Administrative           11.6%      11.4%    11.6%      21.0%       4.6%
Operating Profit                      4.8%       8.6%    10.0%     (33.4%)     (7.9%)
Interest Expense                      0.1%       0.0%     0.0%       *          *
Other Income (Expense), Net          (1.1%)      0.6%     0.6%    (322.4%)      5.1%
Income Before Taxes                   3.6%       9.2%    10.6%     (53.0%)     (7.3%)
Income Taxes                          2.3%       3.7%     4.7%     (25.9%)    (15.1%)
Net Income                            1.3%       5.5%     5.9%     (71.3%)     (1.2%)

* Computed result not meaningful


Fiscal 1995 Compared to Fiscal 1994

         Net income for the year ended September 30, 1995 was $1,284,000, or $.29 per share, on revenue of $97,353,000. This compares to net income of $4,479,000, or $1.02 per share, on revenue of $82,066,000 for the previous year.

         Revenues for the year increased primarily due to contributions of POL for a full year, as opposed to two months in fiscal 1994, the Company's acquisition of a perfusion company during fiscal 1995, and expanded disposable sales through converting client hospitals to full service accounts. The Company's acquisition of a perfusion company in fiscal 1995 contributed approximately $781,000 to revenues. In addition, the Company's acquisition of POL in the fourth quarter of fiscal 1994 contributed approximately $12,348,000 and $2,236,000 to fiscal 1995 and 1994 revenues, respectively. The contributions to revenue by the Company's three principal business units for 1995 and 1994 were as follows: Cardiovascular Services - 73% and 80%, respectively; Clinical Technology Services - 14% and 17%, respectively; Physician Office Laboratory Services - 13% and 3%, respectively.

         Cost of sales and services, which includes primarily clinician salaries and cost of disposable supplies, increased $15,680,000 in fiscal 1995. The Company's gross profit for fiscal 1995 and 1994 were 16.4% and 20.0%, respectively. The decrease in gross profit is primarily due to pricing pressures, the lack of significant caseload increases that would result in greater clinical staff efficiency and utilization, and the addition of physician office laboratory services that generally have lower margins than PSICOR's previously established business units. The Company continues to evaluate means to reduce costs and gain additional clinical caseload and physician office laboratory service efficiencies and believes that these measures will lessen the impact of the factors described above.

         General and administrative expenses increased in 1995 to 11.6% of revenues from 11.4% in 1994, primarily due to the costs related to the acquisition of a perfusion company, including outside services, additional costs associated with providing physician office laboratory services, amortization of goodwill, travel and actual operating costs associated with additional revenues.

         Other income(expense), net in fiscal 1995 and 1994 was $(1,094,000) and $492,000, respectively. The change is primarily due to the write-down of an investment in Clarus Medical Systems, Inc. (Clarus) preferred stock, of approximately $1,200,000. See Note 9 of the Consolidated Financial Statements. Additionally, the Company wrote-off the balance of capitalized software related to a third-party medical software developer, $234,000, which ceased operations during fiscal 1995. See Note 3 to the Consolidated Financial Statements.

         The provision for income taxes for 1995 and 1994 was 63.7% and 40.4% of income before income taxes. The higher rate in 1995 is primarily due to the write-down of the Clarus investment noted above, which the Company cannot deduct or receive benefit for federal or state income tax purposes, and the increase in nondeductible amortization of acquisition costs associated with the acquisition of POL. Additionally, the effective rate in 1994 was reduced as a result of the successful resolution of a tax dispute concerning the amortization of intangible assets.

         On November 22, 1995, the Company entered into the Merger Agreement as described under Item 1 and incorporated herein by reference.

Fiscal 1994 Compared to Fiscal 1993

         Net income for the year ended September 30, 1994 was $4,479,000, or $1.02 per share, on revenue of $82,066,000. This compares to net income of $4,532,000, or $1.02 per share, on revenue of $76,918,000 for the previous year.

         The Company's revenue increased $5.1 million in 1994, primarily due to contributions by the Company's acquisitions of five perfusion companies and POL and expanded disposable sales through converting client hospitals to full service accounts. The open-heart caseload at client hospitals was relatively flat for the period from 1993 through 1994, due, in part, to uncertainty in the health care community pertaining to federal legislation and cost concerns related to the number and type of procedures being performed nationally. The increase in the number of procedures in 1994 over 1993 was less than 2%. The contributions to revenue by the Company's three principal business units in 1994 and 1993 were as follows: Cardiovascular Services - 80% and 82%, respectively; Clinical Technology Services - 17% and 18%, respectively; Physician Office Laboratory Services - 3% and 0%, respectively. The Company's five acquisitions in 1994 contributed approximately $3,475,000 to revenues. In addition, the Company made an acquisition in the second quarter of 1993 that contributed $1,550,000 for 1994 and $300,000 for 1993.

         Cost of sales and services, which includes primarily clinician salaries and cost of disposable supplies, increased $5.3 million in 1994. The Company's gross profit dropped slightly for the year ended September 30, 1994, primarily due to pricing pressures and the lack of significant caseload increase that would result in greater clinical staff efficiency and utilization.

         General administrative expense decreased in 1994 to 11.4% of revenues from 11.6% in 1993, primarily as a result of the reduction of administrative staff levels during the year. Actual dollars increased $415,000 in 1994, due primarily to costs related to the acquisition of five companies, including outside services, amortization of goodwill, travel and actual operating costs associated with additional revenues.

         Other income(expense), net increased during 1994 primarily as a result of the sale of clinical and other equipment, proceeds from an investment and interest income.

         The provision for income taxes for 1994 was 40.4% of income before income taxes, compared with approximately 44.2% for 1993. The lower rate in 1994 was primarily the result of the successful resolution of a tax dispute concerning the amortization of intangible assets. Such rates are anticipated to continue in future fiscal years because the business of POL is located in states with relatively high tax rates.

         As indicated in the previous paragraphs, in early August 1994, the Company purchased POL providing service, supplies and laboratory equipment to physician offices. Revenues for the two month period ended September 30, 1994 were $2.2 million, with net income contributing approximately 7% of the consolidated total. Amortization of goodwill related to this transaction amounted to $50,000 for the two month period and general and administrative expense was approximately 6% of the acquired company's revenues.

EFFECTS OF INFLATION AND CHANGING PRICES

         The Company believes that inflation has not had a material effect on the results of its operations to date. Pricing pressures within the healthcare industry are expected to continue and could have an impact on margins the Company may realize in the future.

LIQUIDTY AND CAPITAL RESOURCES

         Internally generated funds have been the primary sources used to fund the Company's needs for working capital and capital expenditures. The Company has a loan agreement with a bank to provide funds in the aggregate amount of $10,000,000 at the bank's prime interest rate for additional working capital, financing equipment purchases and acquisitions. The agreement contains certain restrictions, including, among others, obtaining written approval from the bank prior to the payment of dividends and before acquiring non-perfusion companies, as well as maintaining minimum liquidity, tangible net worth, cash flow and net income levels. At September 30, 1995, no amount was outstanding under this line. See Note 6 to Consolidated Financial Statements.

         Since March 1993, the Company has been authorized to repurchase shares of its own stock and, as of September 30, 1995, has repurchased 134,779 shares at an aggregate purchase price of approximately $1,406,000, funded by cash from operations.

         In connection with its acquisitions, the Company has entered into agreements for future payments aggregating approximately $648,000 to be made over the next four year period, relating to non-compete and incentive provisions for meeting future operating goals. The Company believes that funds generated through operations and borrowings available under its credit facilities will be adequate to meet the Company's foreseeable capital requirements.

         Pursuant to the terms of a cancelable supply agreement for autotransfusion equipment and related disposable supplies entered into in April 1992, the Company agreed to purchase supplies and equipment over a six-year period from a certain vendor. If the Company terminates the supply agreement prior to the end of the six-year period, it will be required to purchase the equipment in accordance with a specified formula. At September 30, 1995, the purchase obligation was approximately $767,000, as reflected in the accompanying Consolidated Balance Sheets. See Note 6 of the Consolidated Financial Statements.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and schedules filed herewith are set forth in the Index to Consolidated Financial Statements (on page F-1 of this report) and the Index to Financial Statement Schedules (on page FS-1 of this report) and are incorporated herein by reference.

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                 Not applicable.

                                    PART III


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

         Michael W. Dunaway, age 56, founder of the Company, has been Chief Executive Officer and Chairman of the Board of Directors since the Company's inception in 1968 and has been President since January 1991. Mr. Dunaway also served as President from July 1984 to December 1989.

         Trudy V. Dunaway, age 44, the wife of Michael W Dunaway, has been a director of the Company since 1982, Assistant Treasurer since February 1990, Secretary since July 1992 and Vice President - Planning and Development since February 1993. Mrs. Dunaway also served as Assistant Secretary of the Company from 1985 to July 1992 and served as Vice President - Operations Support from April 1986 to September 1989.

         Laverne W. Rees, age 64, has served as a director of the Company since 1987. Mr. Rees has been an independent management consultant since August 1985. From January 1981 to February 1985, Mr. Rees was President of St. Jude Medical, Inc., St. Paul, Minnesota, a manufacturer of heart valves. Mr. Rees serves a member of the board of directors of General Securities, Inc., a mutual fund.

         Whitney A. McFarlin, age 55, was appointed a director of the Company in December 1989. Mr. McFarlin has been the Chief Executive Officer, Chairman of the Board of Directors and President of Angeion Corporation, a medical products company, since October 1993. From September 1990 until October 1993, Mr. McFarlin was the President and Chief Executive Officer of Clarus Medical Systems, Inc. ("Clarus"), a biomedical engineering company. Mr. McFarlin is currently a director of Clarus. Mr. McFarlin also serves as a member of the board of directors of Zero Corporation.

RIGHT TO DESIGNATE DIRECTORS; PARENT DESIGNEES

         Pursuant to the Merger Agreement, promptly upon the later of (i) the purchase of and payment for any Shares (including without limitation all Shares subject to the Tender and Option Agreement) by Purchaser or any other subsidiary of Parent pursuant to the Offer or the Tender and Option Agreement and (ii) the expiration or waiver of the Company's right to terminate the Merger Agreement under Section 8.1(c)(i) thereof, the Parent shall be entitled to designate such number of directors ("Parent Designees"), rounded up to the next whole number, on the Company's Board of Directors as is equal to the product of the total number of directors on the Board of Directors of the Company which, immediately prior to such calculation, shall not consist of more than four directors multiplied by the ratio of the aggregate number of Shares beneficially owned by Parent, Purchaser or any of their affiliates to the total number of Shares then outstanding, and the Company shall, upon request of Purchaser, take all action necessary to cause the Parent Designees to be elected as directors of the Company, including increasing the size of the Company's Board of Directors or securing the resignations of incumbent directors. At such time, the Company shall also cause persons designated by the Parent to constitute the same percentage (rounded up to the next whole number) as is on the Board of Directors of the Company of (i) each committee of the Company's Board of Directors, (ii) each Board of Directors of each Subsidiary of the Company, and
(iii) each committee of each such board. Notwithstanding the foregoing, until the Effective Time, neither Parent nor Purchaser nor their affiliates shall take any action as directors or shareholders of the Company to cause the removal of Laverne W. Rees and Whitney A. McFarlin, independent directors of the Company on the date of the Merger Agreement.

         The Parent has informed the Company that each of the Parent Designees has consented to act as a director. It is expected that the Parent Designees may assume office as described above and that, upon assuming office, the Parent Designees will thereafter constitute at least a majority of the Board of Directors of the Company. It is further expected that none of the Parent Designees will receive any compensation for services performed in his capacity as a director of the Company.

PARENT DESIGNEES

         Parent will choose the Parent Designees from among the directors and officers of Parent, Purchaser and Baxter International Inc. listed in Schedule I of the Offer to Purchase dated November 29, 1995, a copy of which has been mailed to shareholders of the Company, and is included as Exhibit 99 to this Report. The information on such Schedule I is incorporated herein by reference.

EXECUTIVE OFFICERS

         The persons listed below currently are the executive officers of the Company.

                 Name and Age                                     Offices and Length of Service
                 ------------                                ----------------------------------------
               Michael W. Dunaway, 56                            Chief Executive Officer and Chairman of the Board of Directors
                                                                 since 1968; President since 1991

               Jeffrey C. Crowley, 46                            Senior Vice President since 1988

               Scott W. Soronen, 43                              Senior Vice President since 1992

               Michael D. Kebely, 46                             Chief Financial Officer since May 1995

               Trudy V. Dunaway, 44                              Vice President - Planning and Development since 1993; Secretary since 1992 and Assistant Treasurer since 1990

         Jeffrey C. Crowley, Senior Vice President in charge of clinical operations and hospital corporation liaison, was previously a practicing perfusionist and has been with the Company since 1979, holding both district and regional management positions. In 1985, he was promoted to Director of Clinical Operations, then to Vice President - Clinical Operations in 1987, to Senior Vice President - Clinical Operations in 1988 and to Senior Vice President - Clinical Operations West in 1990, a position he held until being named to his present positions.

         Scott W. Soronen, Senior Vice President for acquisitions and also responsible for physician office laboratory services, joined the Company in 1981 as a staff perfusionist. In 1984 he was named Director of Human Resources, in July 1987 he became Vice President - Human Resources, in March 1988 he became Vice President - Clinical Operations Support and in October 1992 he became Senior Vice President - Clinical Operations Central, a position he held until being named to his present position.

         Michael D. Kebely, Chief Financial Officer, joined the Company in May 1995. From March 1993 to May 1995, Mr. Kebely was the Chief Financial Officer of Lottery Enterprises, Inc., a manufacturer of vending machines located in San Diego, California, and from December 1990 to March 1993, Mr. Kebely was the Chief Financial Officer of Windsor Group, Inc., a real-estate syndication firm located in Escondido, California.

         Background information concerning Michael W. Dunaway and Trudy V. Dunaway is set forth under "Directors."

         All officers of the Company serve at the pleasure of the Board of Directors.

COMPLIANCE WITH THE SECURITIES EXCHANGE ACT

         The Company believes that for the period from October 1, 1994 through September 30, 1995, its executive officers and directors complied with all applicable filing requirements of Section 16(a) of the Securities Exchange Act of 1934 except with respect to Michael W. Dunaway and Trudy V. Dunaway, each of whom filed one late report on Form 4 relating to one transaction by Michael W. Dunaway.

Item 11.         EXECUTIVE COMPENSATION.

         The following table sets forth information concerning compensation paid to the Chief Executive Officer and the other two most highly paid executive officers of the Company who earned more than $100,000 in salary and bonus in the fiscal year ended September 30, 1995 (the "Named Executive Officers") during the fiscal years ended September 30, 1995, 1994 and 1993.

                           SUMMARY COMPENSATION TABLE

                                                                      LONG TERM
                                      ANNUAL COMPENSATION (1)        COMPENSATION
                                                                     ------------
                                                                        AWARDS
                                                                        ------
                                                                      SECURITIES
                                                                      UNDERLYING      ALL OTHER
           NAME AND                                       BONUS      OPTIONS/SARS    COMPENSATION
     PRINCIPAL POSITION            YEAR     SALARY($)      ($)          (#)(2)          ($)(3)
-------------------------------    ----     ---------     ------     ------------    ------------
Michael W. Dunaway                 1995      225,000        -              -              3,600
 Chief Executive Officer,          1994      212,692        -              -             11,627
 Chairman and President            1993      206,137      15,000           -             15,571

Jeffrey C. Crowley                 1995      145,000         -          20,000              835
 Senior Vice President             1994      139,866         -          12,500            7,600
                                   1993      136,300      15,000        25,000           12,429

Scott W. Soronen                   1995      145,000         -          20,000              489
 Senior Vice President             1994      124,433         -          20,000            6,506
                                   1993      110,088      15,000        25,000           10,866

(1) Includes amounts earned in fiscal year, whether or not received in such fiscal year.

(2) The options granted to Messrs. Crowley and Soronen during the fiscal year ended September 30, 1993 represent options regranted upon the cancellation of options granted to such individuals during the fiscal year ended September 30, 1992.

(3) Represents premium payments made by the Company on a group term life insurance policy.

OPTION GRANTS AND RELATED INFORMATION

         The following table sets forth information concerning stock option grants to the Named Executive Officers during the fiscal year ended September 30, 1995.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                               INDIVIDUAL GRANTS

                                                                               POTENTIAL REALIZABLE
                                                                                 VALUE AT ASSUMED
                           NUMBER OF      % OF TOTAL                               ANNUAL RATES
                           SECURITIES    OPTIONS/SARS                             OF STOCK PRICE        POTENTIAL
                           UNDERLYING      GRANTED TO  EXERCISE OR                 APPRECIATION        REALIZABLE
                           OPTIONS/SARS  EMPLOYEES IN  BASE PRICE   EXPIRATION  FOR OPTION TERM (2)  VALUE AT OFFER
NAME                    GRANTED ($) (1)   FISCAL YEAR    ($/SH)       DATE        5% ($)   10% ($)     PRICE (3)
----                    ---------------  ------------  -----------  ---------- ---------   -------   --------------
Michael W. Dunaway           -              -               -         -            -         -              -
Jeffrey C. Crowley         20,000         19.75%        $12.125     2/6/05     $152,500   $386,500     $107,500
Scott W. Soronen           20,000         19.75%        $12.125     2/6/05     $152,500   $386,500     $107,500

________________________
(1) These options consist of both incentive stock options (12,773 for Mr. Crowley and 14,433 for Mr. Soronen) and non-qualified stock options (7,227 for Mr. Crowley and 5,567 for Mr. Soronen), were granted with an exercise price equal to the fair market value of the Common Stock on the date of grant, vest annually in twenty percent installments beginning one year after the grant date and have a term of 10 years. All such options will be cancelled in exchange for $17.50 in cash upon consummation of the transactions contemplated by the Merger Agreement.

(2) Represents the value of such option at the end of its 10 year term, assuming the market price of the Common Stock appreciates from the grant date at an annually compounded rate of 5% or 10%. These amounts represent assumed rates of appreciation only. Actual gains, if any, will be dependent on overall market conditions and on the future performance of the Common Stock. There can be no assurance that the amounts reflected in this table will be achieved.

(3) Represents the valuation of such options based on the difference between $17.50 per Share and the respective exercise prices of such options.

OPTION EXERCISES AND HOLDINGS

         The following table provides information as to options exercised by each of the Named Executive Officers during the fiscal year ended September 30, 1995 and the value of options held by the Named Executive Officers both as of such date and as of November 28, 1995.


            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTION/SAR VALUES


                                                                                       Value of Unexercised
                                     Number of Securities     Value of Unexercised         In-the-Money
                                    Underlying Unexercised         In-the-Money          Options/SARs Upon
                                        Options/SARS at          Options/SARs at        Consummation of the
                                   Fiscal Year End ($)(2)    Fiscal Year End ($)(3)       Merger ($)(4)
             Shares                ------------------------- ------------------------- --------------------
          Acquired on      Value                                                                    Unexer-
Name    Exercise ($)(1)  Realized  Exercisable Unexercisable Exercisable Unexercisable Exercisable  cisable
----    ---------------  --------  ----------- ------------- ----------- ------------- -----------  -------
Michael W.
 Dunaway       -            -            -            -             -          -             -          -
Jeffrey C.
 Crowley       -            -         73,500       44,000      $213,720     $5,480      $650,595   $247,980
Scott W.
 Soronen       -            -         65,500       50,000      $158,860     $8,481      $542,610   $288,480

______________________

(1) There were no options exercised by the Named Executive Officers during the fiscal year ended September 30, 1995. Mr. Dunaway does not participate in any option plans of the Company.

(2) Includes options to be cancelled in exchange for the difference between $17.50 per Share subject to such options and the exercise price of such options upon consummation of the transactions contemplated by the Merger Agreement.

(3) The closing price of the Common Stock on September 30, 1995 was $11.25 per Share.

(4) Represents the total net value if all such options were cancelled pursuant to the Merger Agreement in exchange for a cash payment as described in note (2).

CONSULTING AND SEVERANCE AGREEMENTS

         On November 21, 1995, the Company and Mr. Dunaway entered into a consulting agreement (the "Dunaway Consulting Agreement") pursuant to which, if Mr. Dunaway's employment is terminated either by the Company other than for "cause" or by Mr. Dunaway for "good reason" (each as defined in the Dunaway Consulting Agreement) on or prior to November 21, 1997, Mr. Dunaway will be retained by the Company as a consultant for a period of three years from the date of such termination (the "Consulting Period"). If his employment is so terminated, as compensation for the consulting services to be rendered by Mr. Dunaway and certain noncompetition and confidentiality agreements, the Company will make the following payments and provide the following benefits to Mr.
Dunaway: (a) during the Consulting Period, the Company will pay Mr. Dunaway a consulting fee at the rate of $20,000 per month; (b) during the Consulting Period, Mr. Dunaway will be entitled to receive health care benefits no less favorable on the whole to Mr. Dunaway than the benefits provided to Mr. Dunaway under the terms of the health plans maintained by the Company in which he was a participant as of November 21, 1995; and (c) within five business days following the date of his termination of employment, the Company will transfer to Mr. Dunaway or his designee any and all rights and interests of the Company under certain "key man" life insurance policies (including without limitation the cash values thereof), and Mr. Dunaway and his designee will assume any and all obligations and liabilities of the Company thereunder.

         On November 21, 1995, the Company's Board of Directors approved the forms of consulting agreements (the "Officer Consulting Agreements") between the Company and Scott W. Soronen and Michael D. Kebely, the Senior Vice President and the Chief Financial Officer of the Company, respectively (the "Officer Consultants"), pursuant to which, if the employment of either of the Officer Consultants is terminated either by the Company other than for "cause" or by the Consultant for "good reason" (each as defined in the Officer Consulting Agreements) on or prior to November 21, 1997, such Officer Consultant would be retained by the Company as a consultant for a period of nine months from the date of such termination in the case of Mr. Soronen and six months from the date of such termination in the case of Mr. Kebely (the "Consulting Period"). If their employment is so terminated, as compensation for the services to be rendered by the Officer Consultants and certain noncompetition and confidentiality agreements, during the Consulting Period the Company would pay Messrs. Soronen and Kebely a consulting fee at the rate of approximately $12,000 and $8,380 per month respectively.

         A group of 23 officers and other key employees of the Company, including Mr. Crowley (the "Covered Employees"), will be offered severance agreements (the "Severance Agreements"). The Severance Agreements provide that if, on or prior to the date which is eighteen months from the date on which Parent's designees constitute a majority of the Board of Directors of the Company, a Covered Employee's employment with the Company and any subsidiary is terminated either by the Company without "cause" or by the Covered Employee for "good reason" (each as defined in the Severance Agreements), the Company will pay to such Covered Employee, in lieu of any severance or other termination benefits, for a period of either six or twelve months from the date of such termination (the "Severance Period"), an amount equal to such Covered Employee's monthly base salary as of the date his or her Severance Agreement is entered into.


COMPENSATION OF DIRECTORS

         Directors, other than those who are also employees of the Company, are paid an annual retainer of $5,000 plus a fee of $1,000 for attendance at each regular or special meeting of the Board. An additional special fee of $25,000 was paid to Messrs. McFarlin and Rees for services performed in connection with the transactions contemplated by the Merger Agreement.

         At the 1988 Annual Meeting of Shareholders, the Company's shareholders approved the adoption of the Nonqualified Stock Option Plan for Directors of PSICOR, Inc. (the "Directors' Plan"). Under the Directors' Plan, 50,000 shares of Common Stock were initially reserved for annual option grants to directors of the Company who are not employees of the Company. Options may be granted pursuant to the Directors' Plan until December 3, 1997, when the Directors' Plan will terminate.

         Under the Directors' Plan, as soon as reasonably practicable following each annual meeting of stockholders each non-employee director of the Company who either (i) was elected at such annual meeting or (ii) continues to serve as a director following such annual meeting is granted an option to purchase 2,000 Shares at a price equal to the fair market value of the Common Stock on the date of grant. Each option is exercisable in full beginning six months after the date of grant and may be exercised for a period not to exceed five years from the date of grant, provided, that all outstanding options that have not previously become exercisable will become exercisable in full in the event of a "change in control" (as defined in the Directors' Plan). No options will become exercisable as a result of the transactions contemplated by the Merger Agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Laverne W. Rees and Whitney A. McFarlin served on the Compensation Committee of the Board of Directors of the Company during the fiscal year ended September 30, 1995. Messrs. Rees and McFarlin are non-employee directors.

         Mr. McFarlin was the President and Chief Executive Officer of Clarus Medical Systems, Inc. ("Clarus"), a medical device company, from September 1990 until October 1993. Mr. McFarlin is currently a director of Clarus. Michael
W. Dunaway, Chief Executive Officer, Chairman and President of the Company has been a director of Clarus since July 1991. In fiscal 1991, the Company made a $750,000 investment in convertible preferred stock of Clarus. In fiscal 1995 and 1993, the Company made additional investments of approximately $173,000, including the bridge loan described below, and $776,000 in convertible preferred and common stock of Clarus. In October 1994, the Company provided a bridge loan to Clarus in the form of a $68,000 promissory note, in connection with the issuance by Clarus of $1,000,000 of such notes. The note was converted into shares of Series II preferred stock of Clarus during fiscal 1995. See Note 9 to the Consolidated Financial Statements.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Based on information available to the Company (a Schedule 13G dated October 9, 1995), 665,100 shares of Common Stock, representing 15.25% of the shares outstanding, were beneficially owned on October 9, 1995, by Heartland Advisors, Inc. ("Heartland Advisors"), 790 North Milwaukee Street, Milwaukee, Wisconsin 53202. Of these shares, Heartland Advisors has reported that it has sole power to vote or direct the vote over 79,200 shares (1.82% of the outstanding shares) and has sole dispositive power over all 665,100 shares beneficially owned. Of the 665,100 shares beneficially owned by Heartland Advisors, 313,500 shares were also beneficially owned by the Heartland Group, Inc.

         Based on information available to the Company (a Schedule 13G dated October 9, 1995), 313,500 shares of Common Stock, representing 7.2% of the shares outstanding, were beneficially owned on October 9, 1955, by Heartland Group, Inc. ("Heartland Group"), 790 North Milwaukee Street, Milwaukee, Wisconsin 53202. Of these shares, Heartland Group has reported that it has sole power to vote or direct the vote of 313,500 shares (7.2% of the outstanding shares) and no dispositive power over any of these shares.

         The following table sets forth the number of shares of the Company's Common Stock (which is the only class of stock outstanding) beneficially owned, as of November 21, 1995, together with the percentage of the outstanding shares which such ownership represents, by each director, each Named Executive Officer (as defined under "Executive Compensation"), and all directors and executive officers of the Company as a group. The information with respect to directors and officers has been obtained from the respective individuals and is reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission under which a person may be deemed to be the beneficial owner of a security if such person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within the next 60 days.

                                              NUMBER OF             PERCENT OF
       Name and Address                       SHARES (1)              CLASS
---------------------------------             ----------            ----------
Michael W. Dunaway, 56                        1,936,397(2)            44.41%
 16818 Via Del Campo Court
 San Diego, California  92127

Trudy V. Dunaway, 44                              1,763(3)             - (3)
 16818 Via Del Campo Court
 San Diego, California  92127

Laverne W. Rees, 64                              15,000(4)             *
 HC1 Box 98B
 Hovland, Minnesota  55606

Whitney A. McFarlin, 55                          12,000(5)             *
 460 Peavey Lane
 Wayzata, Minnesota  55447

Jeffrey C. Crowley, 46                           79,141(6)             1.79%
 16818 Via Del Campo Court
 San Diego, California  92127

Scott W. Soronen, 43                             81,818(7)             1.85%
 16818 Via Del Campo Court
 San Diego, California  92127

All directors and executive officers
 as a group (seven persons)                   2,126,119(8)            47.05%

___________________________

* Less than 1% of the outstanding shares

(1) Unless otherwise indicated, each person has sole voting and investment power with respect to all shares owned by such person.

(2) Includes 1,917,526 Shares owned by the Dunaway Family Trust of which Mr. Dunaway is a settlor and co-trustee and 4,971 Shares which have been allocated to Mr. Dunaway under the Company's Employee Stock Ownership Plan. Mr. Dunaway shares voting and investment power with respect to the shares owned by the trust. See note (3).

(3) Represents shares which have been allocated to Mrs. Dunaway under the Company's Employee Stock Ownership Plan. Mrs. Dunaway may be deemed to own beneficially the 1,936,397 Shares beneficially owned by her spouse, Michael W. Dunaway. Mrs. Dunaway is a settlor and co-trustee of the Dunaway Family Trust and shares voting and investment power with respect to the 1,917,526 Shares owned by the trust.

(4) Includes stock options for 10,000 shares which are exercisable within 60 days.

(5) Includes stock options for 10,000 shares which are exercisable within 60 days.

(6) Includes 73,500 Shares which may be acquired within 60 days pursuant to the exercise of stock options and 3,424 shares which have been allocated under the Company's Employee Stock Ownership Plan.

(7) Includes 65,000 Shares which may be acquired within 60 days pursuant to the exercise of stock options and 2,784 shares which have been allocated under the Company's Employee Stock Ownership Plan. Excludes 400 shares held by Mr. Soronen's spouse, as to which Mr. Soronen does not share voting and dispositive power.

(8) Includes an aggregate of 158,500 Shares which members of the group may acquire within 60 days pursuant to the exercise of stock options and 12,942 Shares which have been allocated to the respective accounts of the members of the group under the Company's Employee Stock Ownership Plan.

         Pursuant to the terms of the Tender and Option Agreement described under Item 1, Mr. and Mrs. Dunaway and The Dunaway Family Trust have entered into an arrangement with Parent and Purchaser which will result in a change in control of the Company.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Concurrently with the execution and delivery of the Merger Agreement, as an inducement to Parent to acquire the Company and as a condition to Parent's willingness to enter into the Merger Agreement, the Company and Dunaway Holdings, Inc. ("Dunaway Holdings"), a Delaware corporation all of the capital stock of which is owned by Mr. Dunaway, entered into a put option agreement (the "POL Put Option"), with respect to a form of stock purchase agreement (the "POL Purchase Agreement" and, together with the POL Put Option, the "POL Agreement"), pursuant to which Dunaway Holdings has agreed to acquire from the Company, if the Company exercises the POL Put Option, all of the outstanding shares of POL, together with all of the Company's rights, interests, liabilities and obligations relating to POL for an agregate purchase price of $4 million, subject to certain adjustments, if no higher offer for POL is received by the Company. The additional disclosure provided under Item 11 "Executive Compensation - Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)  Financial Statements, Schedules and Exhibits

         1. The following consolidated financial statements are filed herewith:

                          Consolidated Balance Sheets as of September 30, 1995 and 1994

                          Consolidated Statements of Income for the years ended September 30, 1995, 1994 and 1993.

                          Consolidated Statements of Shareholders' Equity for the years ended September 30, 1995, 1994 and 1993.

                          Consolidated Statements of Cash Flows for the years ended September 30, 1995, 1994 and 1993.

                          Notes to Consolidated Financial Statements

         2. The schedule filed herewith is set forth in the Index to Financial Statement Schedules on page FS-1 of this report. Other financial statement schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and, therefore, have been omitted.

         3.      Exhibits:

                 The exhibits filed with this report are listed on the "Exhibit Index" on pages E-1 through E-3. Exhibits 10(c), 10(d), 10(f), 10(g), 10(i), 10(k), 10(l), 10(m), 10(n) and 10(o) are
                 management contracts or compensatory plans required to be filed as an exhibit with this report.

    (b)  Reports on Form 8-K.

                 The Company filed no reports on Form 8-k during the quarter ended September 30, 1995.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   PAGE
                                                                   ----
Report of Independent Public Accountants                           F-2

Consolidated Balance Sheets
As of September 30, 1995 and 1994                                  F-3

Consolidated Statements of Income
For the years ended September 30, 1995, 1994
 and 1993                                                          F-4

Consolidated Statements of Shareholders' Equity
For the years ended September 30, 1995, 1994, and 1993             F-5

Consolidated Statements of Cash Flows
For the years ended September 30, 1995, 1994, and 1993             F-6 to F-7

Notes to Consolidated Financial Statements                         F-8 to F-19

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To PSICOR, Inc.:

         We have audited the accompanying consolidated balance sheets of PSICOR, INC. (a Pennsylvania corporation) and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSICOR, Inc. and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to financial statement schedules is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                       ARTHUR ANDERSEN LLP

San Diego, California
November 22, 1995

                                  PSICOR, Inc.

                          Consolidated Balance Sheets
                       As of September 30, 1995 and 1994


                                                              1995               1994
                                                           ----------          ----------
                                                                   (In thousands)
ASSETS

Current Assets:
   Cash and equivalents                                      $   771             $ 1,473
   Accounts receivable                                        16,047              11,973
   Inventories                                                14,534              11,246
   Prepaid expenses and other                                  1,178               1,601
   Deferred income taxes                                         864                 637
                                                             -------             -------

   Total Current Assets                                      $33,394             $26,930

Land, building and equipment - net                            11,940              13,910
Intangibles, net, and other                                    9,510               9,174
                                                             -------             -------

Total Assets                                                 $54,844             $50,014
                                                             =======             =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                          $ 9,738             $ 6,563
   Salaries and other compensation payable                     2,427               1,258
   Employee benefit plans payable                              --                    750
   Other accrued liabilities                                   1,462               2,198
   Current portion of long-term liabilities                      409                 262
                                                             -------             -------

Total Current Liabilities                                    $14,036             $11,031

Long-term liabilities                                          1,036                 818

Commitments and Contingencies (Note 11)

Shareholders' Equity:
   Common stock - no par value; authorized -
   10,000,000 shares; issued and outstanding -
   4,350,000 in 1995 and 4,310,000 in 1994                    11,411              11,088
Retained earnings                                             28,361              27,077
                                                             -------             -------


Total Shareholders' Equity                                   $39,772             $38,165
                                                             -------             -------
Total Liabilities and Shareholders' Equity                   $54,844             $50,014
                                                             =======             =======


See notes to consolidated financial statements.

                                  PSICOR, Inc.

                       Consolidated Statements of Income

             For the Years Ended September 30, 1995, 1994 and 1993


                                                            1995             1994               1993
                                                           -------          -------            -------
                                                              (In thousands, expect per share data)
Revenue                                                    $97,353          $82,066            $76,918
Cost of sales and services                                  81,352           65,672             60,337
                                                           -------          -------            -------

Gross profit                                               $16,001          $16,394            $16,581
General and administrative                                  11,310            9,349              8,934

Operating profit                                           $ 4,691          $ 7,045            $ 7,647
Interest expense                                                59               17              --
Other income (expense), net                                 (1,094)             492                468

Income before provision
   for income taxes                                        $ 3,538          $ 7,520            $ 8,115
Provision for income taxes                                   2,254            3,041              3,583
                                                           -------          -------            -------


Net income                                                 $ 1,284          $ 4,479            $ 4,532
                                                           -------          -------            -------

Earnings per share                                         $   .29          $  1.02            $  1.02
                                                           =======          =======            =======


Number of shares used in computation                         4,428            4,389              4,433
                                                           =======          =======            =======




See notes to consolidated financial statements.

                                  PSICOR, Inc.


                Consolidated Statements of Shareholders' Equity

             For the Years Ended September 30, 1995, 1994 and 1993


                                                                                 Common          Retained
                                                                Shares           Stock           Earnings            Total
                                                               -------          -------          --------           --------
                                                                                     (In thousands)
Balance, September 30, 1992                                      4,275          $10,930          $18,066            $28,996
   Net income                                                    --               --               4,532              4,532
   Exercise of stock options                                        23              157            --                   157
   Employee stock purchase plan                                     86              764            --                   764
   Tax benefits related
            to stock options                                     --                  84            --                    84
   Treasury stock                                                 (107)          (1,092)           --                (1,092)
                                                               --------          --------         -------            --------

Balance, September 30, 1993                                      4,277          $10,843          $22,598            $33,441
   Net income                                                    --               --               4,479              4,479
   Exercise of stock options                                        28              181            --                   181
   Purchase of stock for treasury                                  (28)            (314)           --                  (314)
   Reissuance of treasury stock                                     33              378            --                   378
                                                               -------          -------          -------            -------

Balance, September 30, 1994                                      4,310          $11,088          $27,077            $38,165
   Net income                                                    --               --               1,284              1,284
   Exercise of stock options                                        34              247            --                   247
   Reissuance of treasury stock                                      6               76            --                    76
                                                               -------          -------          -------            -------

Balance, September 30, 1995                                      4,350          $11,411          $28,361            $39,772
                                                               =======          =======          =======            =======


See notes to consolidated financial statements.

                                  PSICOR, Inc.


                     Consolidated Statements of Cash Flows

             For the Years Ended September 30, 1995, 1994 and 1993


                                                                 1995              1994           1993
                                                               --------         ---------        --------
                                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $1,284           $4,479           $4,532
                                                               ------           ------           ------

Adjustments to reconcile net income
 to net cash provided by operating activities:

     Depreciation and amortization                              5,723            5,379            4,618
     Write-down of assets                                       1,434             --               --
     Deferred income tax (benefit) liability                     (227)            (317)              76
     Tax benefits related to options                             --               --                 84
     Gain on sale of property and equipment                      (126)            (288)            (247)

     Increase (decrease) from changes in:

            Accounts receivable                                (4,074)            (712)            (105)
            Inventories                                        (3,288)          (1,802)          (1,702)
            Prepaid expenses and other                            423             (421)            (325)
            Accounts payable                                    3,175              614             (649)
            Salaries and other
                    compensation payable                        1,169             (726)            (236)
            Employee benefit plans
                    payable, net                                 (750)            (250)             100
            Other accrued liabilities                            (736)             (95)             368
                                                               -------          -------          ------

Total adjustments                                              $2,723           $1,382           $1,982
                                                                -----           ------           ------


Net cash provided by operating activities                      $4,007           $5,861           $6,514
                                                               ------           ------           ------


CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment                       (3,151)          (5,195)          (6,099)
     Proceeds from sales of property
            and equipment                                         240              832              581
     Acquisitions                                              (2,000)          (5,548)            --
     Decrease in intangibles and other, net                      (486)            (371)          (1,147)
                                                               -------           -----            -----

     Net cash used by investing activities                     (5,397)         (10,282)          (6,665)
                                                                -----           ------            -----

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from issuance
                    of common stock                            $  247           $  181           $  921
            Payments for treasury stock                            76             (314)          (1,092)
            Payments of long-term debt                           --                (11)            --
            Increase (reduction) of
                    long-term liabilities                         365             (262)             144
                                                               ------           -------          ------

            Net cash provided (used) by
                    financing activities                          688             (406)             (27)
                                                               ------           -------          -------

            Net decrease in cash                                 (702)          (4,827)            (178)
            Cash and equivalents
                    at beginning of year                        1,473            6,300            6,478
                                                               ------           ------           ------

            Cash and equivalents
                    at end of year                             $  771           $1,473           $6,300
                                                               ======           ======           ======

See notes to consolidated financial statements.

                                  PSICOR, Inc.


                   Notes to Consolidated Financial Statements

             For the Years Ended September 30, 1995, 1994 and 1993


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

PSICOR, Inc. (the "Company") provides hospitals with medical specialists and related equipment and sells disposable supplies for open-heart surgery and other closely related procedures. The Company also provides on-site laboratory testing systems to individual physicians and group medical practices. Subsequent to September 30, 1995, the Company entered into an Agreement and Plan of Merger with Baxter Healthcare Corporation. See Note 13.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market and consist principally of disposable supplies used for open heart surgery, reagents and other supplies for the on-site laboratory testing systems, and supplies for other related medical procedures.

Land, Building and Equipment

Land, building and equipment are recorded at cost. Maintenance and repairs which do not improve or extend the lives of the respective assets are charged to expense as incurred. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

                 Building and improvements         10 to 25 years
                 Medical equipment                 5 years
                 Furniture and fixtures,
                   and computer equipment          5 years
                 Vehicles                          3 to 7 years
                 Leasehold improvements            Life of lease

Upon asset disposition, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in other income (expense), net.

Excess Costs Over Net Assets of Acquired Companies

The excess of acquisition costs over the fair value of net assets of businesses purchased (goodwill) is being amortized using the straight-line method over a period ranging from 15 to 20 years.

Income Taxes

Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," was issued by the Financial Accounting Standards Board in February 1992, effective October 1, 1993, with early adoption encouraged. The Company elected early adoption of the new standard effective October 1, 1992. See Note 10 to Consolidated Financial Statements.

Earnings Per Share

Earnings per share are computed based on the weighted average number of common shares outstanding, adjusted for the number of shares issuable upon assumed exercise of stock options, after the assumed repurchase of shares with the related proceeds.

Statements of Cash Flows

During the years ended September 30, 1995, 1994 and 1993, the Company paid interest on its obligations of $54,000, $17,000, and $0, respectively. In addition, during the years ended September 30, 1995, 1994 and 1993, the Company paid income taxes of $3,056,000, $3,017,000 and $3,154,000, respectively.
Non-cash transactions during fiscal 1995 and 1994 consisted of issuance of shares of common stock, valued at $76,000 and $378,000, respectively, in association with the acquisition of a perfusion company.

Since March 1993, the Company has been authorized to repurchase shares of its own stock and, as of September 30, 1995, has repurchased 134,779 shares for an aggregate purchase price of approximately $1,406,000 funded by cash from operations.

Cash Equivalents

All highly liquid investments purchased with a maturity of three months or less are classified as cash equivalents.

2.       Accounts Receivable

Accounts receivable at September 30, 1995 and 1994 are net of allowances for doubtful accounts of $356,000 and $423,000, respectively.

3.       Land, Building and Equipment

Land, building and equipment are summarized as follows at September 30 (in thousands):

                                                     1995             1994
                                                   -------          --------
Land                                               $    35           $    35
Building and improvements                              331               320
Medical equipment                                   19,759            18,407
Vehicles                                             2,199             2,321
Furniture, fixtures and computer equipment          12,816            11,862
Leasehold improvements                               2,072             2,055
                                                   -------           -------

                  Total                            $37,212           $35,000

Less:
Accumulated depreciation and amortization          $25,272           $21,090
                                                   -------           -------

  Land, building and equipment, net                $11,940           $13,910
                                                   =======           =======

4.       Acquisitions

In July 1995, the Company acquired substantially all of the assets of Cardio Pulmonary Resources, Inc. (CPR), a perfusion business located in Las Vegas, Nevada. The purchase price paid on the closing date in July 1995 was $2,000,000 in cash, with four additional $75,000 cash payments due on the next four anniversaries of the closing. The purchase price was financed through PSICOR's cash reserves and its line of credit facility. The acquisition has been recorded using the purchase method of accounting and was allocated to inventory, accounts receivable, fixed assets and goodwill. The excess of aggregate purchase price over the fair value of net assets acquired of approximately $1,356,000 was recognized as goodwill, and is being amortized on a straight-line basis over 20 years. The operating results of CPR have been included in the Company's consolidated financial statements since the date of acquisition. The proforma effect of this acquisition was not material to the results of operations for the year ended September 30, 1995.

In August 1994, the Company purchased all the outstanding common stock of Meditech Diagnostics Systems, Inc. Upon acquisition the Company renamed the wholly-owned subsidiary, PSICOR Office Laboratories (POL). POL provides technical services to physician office laboratories providing on-site clinical diagnostic testing, as well as laboratory design, equipment sales and support. The purchase price paid on the closing date in August 1994 was $5,548,000 in cash, with two additional $500,000 cash payments due on the second and third anniversaries of the closing, in the event that revenues of POL equal or exceed stipulated amounts. The acquisition was primarily financed out of operating funds of the Company. The acquisition was accounted for as a purchase and, accordingly, the Company's consolidated financial statements include the operating results of POL since August 1994. The aggregate purchase price was recorded using the purchase method of accounting and was allocated primarily to inventory, fixed assets and goodwill. The excess of the purchase price over the estimated fair value of net assets acquired of $6,203,000 is being amortized using the straight-line method over 20 years.

Unaudited proforma data giving effect to the purchase of POL as if it had been acquired at the beginning of fiscal 1993 are shown below. Such data does not purport to be indicative of what would have occurred had the acquisition been made as of these dates or of results which may occur in the future.

                                        1994                          1993
                                     -----------                   -----------
Net revenue                          $89,600,000                   $82,962,000
Operating profit                       7,159,000                     7,870,000
Net income                             4,410,000                     4,363,000
Earnings per share                         $1.00                          $.98

During the fiscal year ended September 30, 1994, the Company also acquired the operating assets of four companies providing services similar to PSICOR, Inc. The aggregate purchase price of each acquisition was recorded using the purchase method of accounting and was allocated primarily to customer contracts and covenants not-to-compete, which are being amortized over three to five years. Such amounts have been included in other assets in the accompanying consolidated balance sheets. The proforma effects of these four acquisitions are not material to the results of operations for the year ended September 30, 1994.

   At September 30, 1995, aggregate future payments related to all acquisitions are approximately $648,000, and will be paid over four years. Intangible assets, including goodwill from all acquisitions were $9,998,000 and $7,756,000 at September 30, 1995 and 1994, respectively, with related accumulated amortization of $1,268,000 and $727,000, respectively.

5.      Segment Information

   Since its acquisition of POL, The Company's operations are divided into two business segments which include open-heart services, supplies and products, and medical laboratory products and services. The open-heart segment provides skilled technicians, equipment and disposable supplies to hospitals performing open-heart and related surgical procedures. The medical laboratory product and services segment provides technicians, laboratory design, equipment, supplies and support to physician office laboratories. Operations within each of the Company's segments are typically performed on a contract basis.

   Operating profit by segment (sales less cost of sales and operating expenses) excludes income taxes, other income and interest expense. The fiscal 1994 revenue and operating profit for the medical laboratory product and services segment shown below reflects the results of operations for the two months ended September 30, 1994. Identifiable assets by segment include the assets directly identified with that segment or operation. The Company operates primarily in a single geographic area, the United States. Corporate assets consist primarily of cash, short-term investments and other assets.

   In fiscal 1995, 1994 and 1993, no one single customer or group of customers under common control represented 10 percent or more of the Company's sales.

Segment information is presented for the years ended September 30, 1995 and 1994 as follows (in thousands):


                                                                    1995            1994
                                                                 ---------        ---------
Sales:
   Open-heart services, supplies and products                      $85,005          $79,830
   Medical laboratory, products and services                        12,348            2,236
                                                                   -------          -------

            Total                                                  $97,353          $82,066
                                                                   =======          =======


Operating Profit(Loss):
   Open-heart services, supplies and products                      $ 5,121          $ 6,413
   Medical laboratory, products and services                          (430)             632
                                                                   --------         -------


   Total operating profit                                          $ 4,691          $ 7,045
   Corporate income (expense)                                       (1,094)             492
   Interest expense                                                     59               17
                                                                   -------          -------

   Income before provision for income taxes                        $ 3,538          $ 7,520
                                                                   =======          =======


Identifiable Assets:
   Open-heart services, supplies and products                      $39,744          $37,437
   Medical laboratory, products and services                        11,098            8,664
   Corporate                                                         4,002            3,913
                                                                   -------          -------

            Total                                                  $54,844          $50,014
                                                                   =======          =======


Depreciation and Amortization:
   Open-heart services, supplies and products                      $ 5,117          $ 5,321
   Medical laboratory, products and services                           403               58
                                                                   -------          -------
            Total                                                  $ 5,520          $ 5,379
                                                                   =======          =======


Capital Expenditures, Net:
   Open-heart services, supplies and products                      $ 3,167          $ 5,378
   Medical laboratory, products and services                           145             --
                                                                   -------          --------

            Total                                                  $ 3,312          $ 5,378
                                                                   =======          =======


6.       Long-Term Debt and Other Liabilities

   The Company maintains a bank credit line under which the Company may borrow up to $10,000,000. Borrowings under the line are on a revolving basis through April 1, 1997 with provisions to convert up to $10,000,000 to a term loan through April 1, 1997. The line is unsecured with interest at the bank's prime rate. The agreement contains certain restrictions including, among others, obtaining written approval from the bank prior to the payment of dividends and before acquiring non-perfusion companies, as well as maintaining minimum liquidity, tangible net worth, cash flow and net income levels. There were no borrowings outstanding at September 30, 1995 and 1994.

   During 1992, the Company entered into an agreement with a vendor to purchase disposable supplies, inventory and equipment. The Company has recorded the value of the equipment as an asset, with a corresponding liability based on the fair market value of equipment received. This liability will be satisfied through purchases of disposables from the vendor as called for by the agreement. The liability as of September 30, 1995 amounts to $767,000 and, based on management's estimate, will be relieved ratably by approximately $200,000 per year over the next four years.

7.       Leases

   The Company is obligated under operating lease agreements, primarily for office and warehouse space, which have remaining terms of one to four years, with one lease providing for renewal options totaling eleven years. Such leases generally provide that the Company pay taxes, maintenance and certain other operating expenses. Rent expense for the years ended September 30, 1995, 1994 and 1993 was $1,149,000, $1,095,000, and $1,041,000, respectively. As of
September 30, 1995, future minimum lease payments under noncancelable operating leases are as follows (in thousands):

                 1996                                         $1,470
                 1997                                          1,171
                 1998                                            768
                 1999                                             60
                 Thereafter                                      --
                                                              ------
                     Total                                    $3,469
                                                              ======


8.       Employee Benefit Plans

   The Company maintains the employees' Retirement Savings Plan and Trust
(the "Plan") for which annual contributions may be made, at the discretion of the Company's board of directors, to the non-contributory portion of the Plan. The Company made no discretionary contribution for the years ended September 30, 1995, 1994 and 1993. Under the Plan, employees may contribute from 1% to 8% of their annual compensation. The Company is required to match 20% of eligible employee contributions and is permitted to make discretionary contributions necessary for the Plan to remain qualified under Section 501(a) of the Internal Revenue Code. The Company matched 40% of eligible contributions for the year ended September 30, 1993. The costs of such Company contributions for the years ended September 30, 1995, 1994 and 1993 were $251,000, $242,000 and $478,000, respectively.

The Company maintains an Employee Stock Ownership Plan (ESOP) for the benefit of all employees to which annual contributions are made at the discretion of the Company's board of directors. There were no Company contributions for the year ended September 30, 1995. The Company's contributions for the years ended September 30, 1994 and 1993 were $750,000 and $1,000,000, respectively. The Company's contributions for each of the years ended September 30, 1994 and 1993 were made by cash contributions in November 1994 and October 1993, respectively.


9.       Related Party Transactions

   The Company maintains three life insurance policies on key individuals to protect it from the loss of their services. Under the first policy, the Company entered into an agreement with the Company's controlling shareholder and chief executive officer and his spouse, a Company director, under which the Company purchased a life insurance policy in the amount of $5,000,000 covering the lives of both the chief executive officer and his spouse. Upon the death of both of the insureds, the proceeds of the policy are to be used by the Company to purchase shares of the Company's stock from the estate of the second to die. The Company's obligation under the agreement would terminate if the insureds' ownership in the Company falls below 40% of the issued and outstanding shares. Under the second and third policies, the Company purchased a term life insurance policy in the amount of $10,000,000 and a $1,000,000 whole life policy on the life of the Company's controlling shareholder and chief executive officer. In the event of the chief executive officer's death, the proceeds from the policies would be available for general corporate use.

   In 1991, the Company made a $750,000 equity investment in Clarus Medical Systems, Inc. (Clarus), a medical device development company of which Clarus' former president and chief executive officer serves on the Company's board of directors and the Company's chief executive officer serves on Clarus' board of directors. In 1995 and 1993, the Company made additional equity investments of $173,000 and $776,000, respectively.

   During the fourth quarter of fiscal 1995, unrelated investors acquired Clarus preferred stock at amounts less than the Company's investment, and, less than the carrying amount recorded. As a result of this recent investment activity related to Clarus, during the fourth quarter, the Company assessed the value of its Clarus investment, and determined that an impairment had occurred. Accordingly, the Company has recorded the difference between the carrying amount of its Clarus investment, and the estimated fair value, approximately $1,200,000, as a loss. The loss has been included in other income (expense), net in the 1995 consolidated statement of income. The preferred stock investment in Clarus is included in intangibles, net, and other assets in the accompanying consolidated balance sheets.

   The Company leases an administration and warehouse facility for POL from a former employee of the Company. Rent paid to this individual during fiscal 1995 and 1994 under the lease agreement was $68,000 and $11,000, respectively. The lease expires in September 1996. Management believes the rent paid by the Company to the individual under this lease approximates fair market value.

10.      Income Taxes

   As discussed in Note 1 to consolidated financial statements, effective October 1, 1992, the company adopted Statement of Financial Accounting Standards No. 109. The cumulative effect of this accounting change was not material to the Company's consolidated financial statements. Deferred tax benefits (liabilities) reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts measured by applicable tax laws. These temporary differences are determined in accordance with SFAS No. 109. Items that give rise to deferred tax assets and liabilities as of September 30, 1995 and 1994 are as follows (in thousands):

                                           1995      1994
                                           -----    ------
Valuation reserves                         $812      $854
Depreciation                                 40      (222)
Other                                        12         5
                                           ----      ----

                 Total                     $864      $637
                                           ====      ====


The provision for income taxes for the years ended September 30, 1995, 1994 and 1993 is comprised of the following (in thousands):

                                              1995                 1994             1993
                                            --------             --------         --------
Federal income taxes:
  Current                                   $1,463               $2,717           $2,530
  Deferred                                     229                 (317)              76
State and local income taxes                   562                  641              977
                                            ------               ------           ------

                    Total                   $2,254               $3,041           $3,583
                                            ======               ======           ======


The Company's effective income tax rate differs from the federal statutory rate as follows:

                                             1995                 1994             1993
                                            ------               ------           ------
Federal statutory rate                      34.0%                34.0%            34.0%
State and local taxes,
   net of federal benefit                    6.9%                 6.9%             6.9%
Other, net                                  22.8%                (0.5%)            3.3%
                                            -----                ------           -----

            Effective rate                  63.7%                40.4%            44.2%
                                            =====                =====            =====


The effective tax rate for the fiscal year ended September 30, 1995, is approximately 64% primarily as a result of the $1,200,000 write-down of the Clarus investment, for which the Company receives no federal or state income tax benefit.

11.      Commitments and Contingencies

   The Company maintains its professional liability insurance coverage on a "claims made" basis. The Company self-insures claims of up to $1,250,000 each loss and $2,000,000 in the aggregate for a policy year. Amounts in excess of this self-insured amount are covered by the Company's insurance policies up to $5,000,000 per claim, and in the aggregate, for a policy year. Included in other accrued liabilities at September 30, 1995 and 1994 is $934,000 and $1,090,000, respectively, of self-insurance accruals.

During November 1995, the Company terminated the employment of the three principals involved in the August 1994 acquisition of POL (formerly Meditech Diagnostic Systems, Inc.) for cause as defined in the respective employment agreements. Upon acquisition of POL by the Company, the three principals were awarded employment contracts containing various terms and compensation amounts. The aggregate amount due the three principals at the time of their termination was approximately $1,111,000. In November 1995, the three principals filed a complaint against the Company and POL in New Jersey alleging fraud, breach of contract and breach of the implied covenant of good faith by the Company and POL stemming from, among other things, the termination of their employment. The Company intends to file a complaint against the three principals for, among other things, breach of contract and fraud in connection with the Company's acquisition of POL. The Company believes that its claims are meritorious and intends to pursue its claims vigorously. In the opinion of the Company's management and its internal legal counsel, the ultimate resolution of the termination of the principals for cause will favor the Company and the probability of the Company paying significant additional amounts under the employment agreements is remote. The stock purchase agreement (the "Agreement") between the Company and POL includes a contingent consideration component. The component calls for additional purchase price up to an aggregate of $1,000,000 to be paid by the Company to the three principals if the POL business achieves certain revenue milestones in fiscal 1996 and 1997. At September 30, 1995, the Company recorded additional purchase price of $500,000, reduced by approximately $356,000 of offsets and reductions as called for in the Agreement, as the Company's management believes it is probable that the fiscal 1996 milestone will be achieved. Any additional amounts to be paid to the three principals under the contingent consideration clause may be effected by the previously mentioned matters.

   There are various other litigation proceedings in which the Company is involved that management considers to be incidental to the industry in which the Company operates. Any liability that the Company may have under many of these proceedings is covered by insurance. The results of litigation cannot be predicted with certainty; however, in the opinion of the Company's management, the Company does not have a potential liability in connection with these other proceedings which would have an adverse material effect on the financial condition or results of operation of the Company.

12.      Stock Option Plans

   The Company maintains incentive stock option plans for key employees.
The Company's board of directors determines the option price, which is to be not less than fair market value of the common stock as of the date of grant. Each option expires no later than 10 years from the date of grant; however, expiration may occur sooner at the board of directors' discretion. Options generally become exercisable over a period of five years.

   The Company also maintains a non-qualified stock option plan for non-employee directors. As of September 30, 1995 and 1994, 20,000 and 22,000 non-qualified options, respectively, were outstanding at prices ranging from $7.00 to $17.75 per share.

   Stock option activity for the three years ended September 30, 1995, 1994 and 1993 for the above plans is summarized as follows:

                                           Number of         Option Price
                                            Shares             Per Share
                                           --------         --------------
Outstanding, September 30, 1992            628,170          $2.75 - $17.25
   Option granted                           89,850          $8.75
   Options exercised                       (23,750)         $2.75 - $11.13
   Options canceled                        (58,470)         $2.75 - $17.75
                                           --------         --------------


Outstanding, September 30, 1993            635,800          $2.75 -  $17.75
   Option granted                          168,350          $10.00 - $10.75
   Options exercised                       (27,800)         $2.75 -  $ 8.75
   Options canceled                        (71,810)         $2.75 -  $17.75

Outstanding, September 30, 1994            704,540          $2.75 - $17.75
   Option granted                          101,250          $12.13
   Options exercised                       (33,820)         $2.75 - $10.75
   Options canceled                        (68,980)         $7.00 - $12.13
                                           --------         --------------


Outstanding, September 30, 1995            702,990          $2.75 - $17.75
                                           =======          ==============


As of September 30, 1995, options for 371,620 shares were exercisable and 172,070 shares were available for future grants.

13.      Subsequent Event

On November 22, 1995, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Baxter Healthcare Corporation and its wholly owned subsidiary, Baxter CVG Services II, Inc. ("Purchaser"), which provides for the merger of the Purchaser with the Company and the conversion of all of the outstanding shares of common stock of the Company (the "Shares") into the right to receive cash in the amount of $17.50 per Share. The Merger Agreement also provides for the Purchaser to commence a tender offer (the "Offer") for any and all Shares at a price of $17.50 per

Share, net to the seller in cash. The Offer is scheduled to commence on November 29, 1995, and is scheduled to expire at midnight, New York City time, on January 3, 1996 (the "Expiration Date"), unless extended by the Purchaser. The Offer is subject to the satisfaction or waiver of the condition that there will be validly tendered prior to the Expiration Date and not withdrawn a number of Shares which, together with the Shares owned by the Purchaser or Parent, represents at least 80% of the Shares outstanding on a fully diluted basis, and to certain other conditions.


14.      Quarterly Financial Data (Unaudited)


                                                           First           Second            Third             Fourth
                                                          Quarter          Quarter          Quarter            Quarter
                                                          -------          -------          -------            -------

                                                                     (In thousands, except per share data)
Year ended September 30, 1995:

Revenue                                                   $23,867          $24,370          $24,262            $24,854
Operating profit                                            2,007            1,586              757                341
Net income(loss)                                            1,213              927              479             (1,335)
Earnings(Loss) per share                                      .28              .21              .11               (.30)
Weighted average shares                                     4,377            4,442            4,437              4,456

Year ended September 30, 1994:

Revenue                                                   $19,611          $19,718          $20,459            $22,278
Operating profit                                            1,881            1,597            1,618              1,949
Net income                                                  1,102            1,048            1,044              1,285
Earnings per share                                            .25              .24              .24                .29
Weighted average shares                                     4,398            4,404            4,367              4,386


                     INDEX TO FINANCIAL STATEMENT SCHEDULES


         The following consolidated schedule of PSICOR, Inc. and its subsidiaries is submitted herewith.



                                                                         Page
                                                                         ----
Schedule II   - Valuation and Qualifying Accounts.....................   FS-2

                                                                     SCHEDULE II


Valuation and Qualifying Accounts


          COL. A                         COL. B             COL. C            COL. D            COL. E           COL. F
          ------                         ------            --------           ------            ------           ------
                                                                             ADDITIONS

-----------------------------------------------------------------------------------------------------------------------------
                                                                             Charged to
                                        Balance at        Charged to         Other                              Balance at
                                        Beginning         Costs and          Accounts-         Deductions-         End
        Description                     of Period         Expenses           Describe            Describe        of Period

-----------------------------------------------------------------------------------------------------------------------------
Year Ended September 30, 1993:

     Deducted from asset accounts:
      Allowance for
               doubtful accounts        $300,000         $ 21,000            $  ---              $ 21,000         $300,000
      Reserve for inventory
               obsolescence              196,000          155,000               ---               151,000          200,000
                                        --------         --------            ---------           --------         --------
                                        $496,000         $176,000            $  ---              $172,000         $500,000


Year Ended September 30, 1994:

     Deducted from asset accounts:
      Allowance for doubtful
               accounts                 $300,000         $ 33,000            $123,000*           $ 33,000         $423,000
      Reserve for inventory
               obsolescence              200,000            ---                 ---                 ---            200,000
                                        --------         --------            ---------           --------         --------
                                        $500,000         $ 33,000            $123,000            $ 33,000         $623,000


Year Ended September 30, 1995:

     Deducted from asset accounts:
      Allowance for doubtful
               accounts                 $423,000         $ 24,000            $138,000            $229,000         $356,000
      Reserve for inventory
               obsolescence              200,000           64,000               ---                 ---            264,000
                                        --------         --------            --------            --------         --------
                                        $623,000         $ 88,000            $138,000            $229,000         $620,000
                                        ========         ========            ========            ========         ========





____________________

*  Represents reserve of POL accounts receivable at acquisition

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 28, 1995.

                                      PSICOR, INC.


                                      By:  /s/ MICHAEL W. DUNAWAY
                                           -------------------------------------
                                           Michael W. Dunaway
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 28, 1995.


          Signature                            Title (Capacity)
          ---------                            ----------------
  /s/ MICHAEL W. DUNAWAY               Chairman of the Board of Directors,
-------------------------------        President, and Chief Executive Officer
      Michael W. Dunaway               (Principal Executive Officer)


  /s/ MICHAEL D. Kebely                Chief Financial Officer
-------------------------------        (Principal Financial
      Michael D. Kebely                and Accounting Officer)


  /s/ TRUDY V. DUNAWAY                 Director
-------------------------------
      Trudy V. Dunaway


  /s/ WHITNEY A. MCFARLIN              Director
-------------------------------
      Whitney A. McFarlin


  /s/ LAVERNE W. REES                  Director
-------------------------------
      Laverne W. Rees

                                 EXHIBIT INDEX

Exhibit
Number                              Description
-------                             -----------
2.(a)               Agreement and Plan of Merger, dated as of November 22, 1995, by and among the Company, Baxter Healthcare
                    Corporation and Baxter CVG Services II, Inc. (previously filed as Exhibit 1 to the Registrant's Schedule 14D-9 filed with the Commission on November 29, 1995 and incorporated herein by reference).

2.(b)               Tender and Option Agreement, dated as of November 22, 1995, by and among Michael W. Dunaway, Trudy V. Dunaway,
                    The Dunaway Family Trust, Baxter Healthcare Corporation and Baxter CVG Services II, Inc. (previously filed as
                    Exhibit 2.5 to the Registrant's Schedule 14D-9 filed with the Commission on November 29, 1995 and incorporated herein by reference).

3(a)                Articles of Incorporation, as amended (previously filed under the corresponding Exhibit No. with the Company's
                    Annual Report on Form 10-K for the fiscal year ended September 30, 1992).

3(b)                Bylaws of the Company, as amended (previously filed under Exhibit No. 3.2 with the Company's Current Report on
                    Form 8-K dated December 6, 1995 and incorporated herein by reference).

10(a)               Business Loan Agreement with Bank of America National Trust and Savings Association (supersedes Business Loan
                    Agreement, as Amended, filed as Exhibit Nos. 10(a) and 10(b) with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994) (previously filed under Exhibit No. 10(a) with the Company's Quarterly
                    Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10(c)               PSICOR, Inc. 1984 Stock Option Plan, as amended (previously filed under Exhibit No. 4 with the Company's
                    Registration Statement on Form S-8, Registration No. 33-16128, and incorporated herein by reference).

10(d)               Redemption Agreement, dated July 25, 1988, by and among Michael W. Dunaway, Trudy V. Dunaway and the

                    Company (previously filed under Exhibit No. 10(c) with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference).

10(e)               Lease, dated August 12, 1986, between the Company and Rancho Bernardo Associates, as amended October 1, 1986 and
                    July 26, 1990 (previously filed under Exhibit No. 10(g) with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992 and incorporated herein by reference).

10(f)               PSICOR, Inc. 1989 Stock Option Plan for Officers  and Other Key Employees, as amended (previously filed under
                    Exhibit No. 4 with the Company's Registration Statement on Form S-8, Registration No. 33-78598, and incorporated herein by reference).

10(g)               Non-qualified Stock Option Plan for Directors of PSICOR, Inc. (previously filed under Exhibit No. 4 with the
                    Company's Registration Statement on Form S-8, Registration No. 33-40271, and incorporated herein by reference).

10(h)               Stock Purchase Agreement among the Company and POL Diagnostic Systems, Inc. and its shareholders, dated as of
                    July 19, 1994 (previously filed under Exhibit No. 2(a) with the Company's Current Report on Form 8-K dated
                    August 9, 1994, and incorporated herein by reference).

10(i)               Non-Competition Agreement by and among the Company, POL Diagnostic Systems, Inc. and Paul Reiss, dated August 9,
                    1994 (previously filed under Exhibit No. 2(b) with the Company's Current Report on Form 8-K dated August 9,
                    1994, and incorporated herein by reference).

10(j)               Consulting Agreement between the Company and Michael W. Dunaway (previously filed as Exhibit 2.1 to the
                    Company's Schedule 14D-9 filed with the Commission on November 29, 1995 and incorporated herein by reference).

10(k)               Form of Consulting Agreement between the Company and Scott Soronen (previously filed as Exhibit 2.2 to the
                    Company's Schedule 14D-9 filed with the Commission on November 29, 1995 and incorporated herein by reference).

10(l)               Form of Consulting Agreement between the Company and Michael Kebely (previously filed as Exhibit 2.3 to the
                    Company's Schedule 14D-9 filed with the Commission on November 29, 1995 and incorporated herein by reference).


10(m)               Form of Severance Agreement (previously filed as Exhibit 2.4 to the Company's Schedule 14D-9 filed with the
                    Commission on November 29, 1995 and incorporated herein by reference).

10(n)               Put Option Agreement, dated as of November 22, 1995, between the Company and Dunaway Holdings, Inc. (previously filed as Exhibit 2.6 to the Company's Schedule 14D-9 filed with the Commission on November 29, 1995 and incorporated herein by reference).

10(o)               Form of Director Indemnification Agreement (previously filed as Exhibit 2.7 to the Company's Schedule 14D-9 filed with the Commission on November 29, 1995 and incorporated herein by reference).

10(p)               Confidentiality Agreement, dated October 13, 1995, between the Company and Baxter Healthcare Corporation
                    (previously filed as Exhibit 3 to the Company's Schedule 14D-9 filed with the Commission on November 29, 1995 and incorporated herein by reference).

21*                 Subsidiaries of the Registrant.

23*                 Consent of Arthur Andersen LLP.

27*                 Financial Data Schedule

99                  Offer to Purchase dated November 29, 1995 (previously filed as Exhibit 7 to Amendment No. 1 to the Company's
                    Schedule 14D-9 filed with the Commission on December 18, 1995 and incorporated herein by reference).

________________

*Filed herewith.

                     The Registrant will furnish to any shareholder a copy of any of the exhibits listed above upon written request and upon payment of a specified reasonable fee, which fee shall be equal to the Registrant's reasonable expenses in furnishing the exhibit to the shareholder. Requests for exhibits and information regarding the applicable fee shall be directed to:
Michael D. Kebely, Chief Financial Officer, at the address of the principal executive offices set forth on the cover of this Report on Form 10-K.